Form 10-Q
period 2021-06-30
Model Performance Acquisition Corp
filed 2021-08-23
CIK 1841993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

MODEL PERFORMANCE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Charter)

British Virgin Islands	001-40318	n/a
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Cheung Kong Center, 58 Floor, Unit 5801 2 Queens Road CentralCentral Hong Kong
(Address of Principal Executive Offices) (Zip Code)

+8529258 9728
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 23, 2021, 5,750,000 ordinary shares, no par value per share, were issued and outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet as of June 30, 2021 (unaudited)	1

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from January 8, 2021 (Inception) to June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended June 30, 2021 and for the period from January 8, 2021 (Inception) to June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from January 8, 2021 (Inception) to June 30, 2021	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

Signatures		25

i

MODEL PERFORMANCE ACQUISITION CORP.

CONDENSED BALANCE SHEET

June 30, 2021
Unaudited
Assets
Cash	$814,860
Prepaid assets	147,336
—
Total current assets	962,196
Marketable securities held in Trust Account	58,075,668
Total Assets	$59,037,864

Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$27,865
Advances from Sponsor	110,243
Due to related party	26,333
Promissory note-related party	200,000
Total current liabilities	364,441
Warrant liability	75,708
Deferred underwriting discount	2,012,500
Total liabilities	2,452,649

Commitments
Class A ordinary shares subject to possible redemption, 5,107,446 and 0 shares at redemption value, respectively	51,585,205

Shareholders’ Equity:
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding
Class A ordinary shares, no par value; 100,000,000 shares authorized; 992,554 and 0 shares issued and outstanding (excluding 5,107,446 and 0 shares subject to possible redemption), respectively	5,044,055
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,437,500 shares issued and outstanding	25,001
Accumulated deficit	(69,046)
Total shareholders’ equity (deficit)	5,000,010

Total Liabilities and Shareholders’ Equity (Deficit)	$59,037,864

The accompanying notes are an integral part of these unaudited condensed financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the
		period from
		January 8,
		2021
	For the	(Inception)
	Three Months ended	to
	June 30,	June 30,
	2021	2021
Formation and operating costs	$127,252	$130,977
Loss from operations	(127,252)	(130,977)

Other income
Change in fair value of warrant liability	61,263	61,263
Trust Interest income	668	668
Total other income	61,931	61,931

Net loss	$(65,321)	$(69,046)

Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	2,128,128	2,128,128
Basic and diluted net income per Class A ordinary shares	$0.00	$0.00
Basic and diluted weighted average shares outstanding, ordinary shares	2,213,176	2,213,176
Basic and diluted net loss per ordinary shares	$(0.03)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Equity (Deficit)
Balance as of March 31, 2021	—	$—	1,437,500	$25,001	$(3,725)	$21,276
Sale of 5,000,000 Units on April 12, 2021 through public offering	5,000,000	50,000,000	—	—	—	50,000,000
Sale of 750,000 Units on April 23, 2021 through over-allotment	750,000	7,500,000				7,500,000
Sale of 270,000 Private Placement Units on April 12, 2021	270,000	2,700,000	—	—	—	2,700,000
Sale of 22,500 Private Placement Units on April 23, 2021 through over-allotment	22,500	225,000				225,000
Underwriters’ discount	—	(1,150,000)	—	—	—	(1,150,000)
Issuance of representative shares	50,000	—	—	—	—	—
Issuance of representative shares through over-allotment	7,500	—	—	—	—	—
Deferred underwriter Discount	—	(2,012,500)	—	—	—	(2,012,500)
Initial value of private warrant liability	—	(136,971)	—	—	—	(136,971)
Other offering expenses	—	(496,269)	—	—	—	(496,269)
Net loss	—	—	—	—	(65,321)	(65,321)
Class A ordinary shares subject to possible redemption	(5,107,446)	(51,585,205)	—	—	—	(51,585,205)
Balance as of June 30, 2021	992,554	$5,044,055	1,437,500	$25,001	$(69,046)	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Equity (Deficit)
Balance as of January 8, 2021	—	$—	—	$—	$—	$—
Issuance of Founder shares	—	—	1,437,500	25,001	—	25,001
Sale of 5,000,000 Units on April 12, 2021 through public offering	5,000,000	50,000,000	—	—	—	50,000,000
Sale of 750,000 Units on April 23, 2021 through over-allotment	750,000	7,500,000	—	—	—	7,500,000
Sale of 270,000 Private Placement Units on April 12, 2021	270,000	2,700,000	—	—	—	2,700,000
Sale of 22,500 Private Placement Units on April 23, 2021 through over-allotment	22,500	225,000	—	—	—	225,000
Underwriters’ discount	—	(1,150,000)	—	—	—	(1,150,000)
Issuance of representative shares	50,000	—	—	—	—	—
Issuance of representative shares through over-allotment	7,500	—	—	—	—	—
Deferred underwriter Discount	—	(2,012,500)	—	—	—	(2,012,500)
Initial value of private warrant liability	—	(136,971)	—	—	—	(136,971)
Other offering expenses	—	(496,269)	—	—	—	(496,269)
Net loss	—	—	—	—	(69,074)	(69,074)
Class A ordinary shares subject to possible redemption	(5,107,446)	(51,585,205)	—	—	—	(51,585,205)
Balance as of June 30, 2021	992,554	$5,044,055	1,437,500	$25,001	$(69,046)	$5,000,010

MODEL PERFORMANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the period from
January 8, 2021
(Inception) to June
30, 2021
Cash flows from operating activities:
Net loss	$(69,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor	3,725
Interest earned on cash and marketable securities held in Trust Account	(668)
Change in fair value of warrant liability	(61,263)
Changes in current assets and liabilities:
Prepaid assets	5,664
Due to related party	26,333
Accrued expenses	27,865
Net cash used in operating activities	(67,390)

Cash flows from investing activities:
Investment held in Trust Account	(58,075,000)
Net cash used in investing activities	(58,075,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of costs	56,350,000
Proceeds from private placement	2,925,000
Payment of deferred offering costs	(317,750)
Net cash provided by financing activities	58,957,250

Net change in cash	814,860
Cash, beginning of the period	—
Cash, end of the period	$814,860

Supplemental disclosure of non-cash investing and financing activities
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,001
Deferred offering costs paid by Sponsor under promissory note	$153,518
Deferred underwriting discount	$2,012,500
Initial classification of private warrants	$136,971
Initial value of Class A ordinary shares subject to possible conversion	$44,348,565
Change in value of Class A ordinary shares subject to possible redemption	$7,236,640

The accompanying notes are an integral part of these unaudited condensed financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operation

Model Performance Acquisition Corp. (the “Company”) was incorporated as a British Virgin Islands exempted company on January 8, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 8, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is First Euro Investments Limited, a British Virgin Islands company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on April 7, 2021 (the “Effective Date”). On April 12, 2021, the Company consummated the IPO of 5,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $50,000,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 270,000 units (the “Private Placement”), at a price of $10.00 per Private Unit, which is discussed in Note 4.

On April 15, 2021, the underwriters exercised the over-allotment option in full and purchased an additional 750,000 Units (the “Over-Allotment Units”), generating gross proceeds of $7,500,000. In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 22,500 Private Placement Units, generating gross proceeds of $225,000.

Transaction costs of the IPO and the exercise of over-allotment option, amounted to $3,658,769 consisting of $1,150,000 of underwriting discount, $2,012,500 of deferred underwriting discount, and $496,269 of other offering costs.

Following the closing of the IPO and the exercise of over-allotment option, $58,075,000 ($10.10 per Unit) from the net offering proceeds of the sale of the Units in the IPO, the sale of the Private Placement and the exercise of over-allotment option was placed in a trust account (the “Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination by the full amount of time) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination by the full amount of time), subject to applicable law.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Business Startups Act of 2012, ( the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 102(b)(1) of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period.

Liquidity

As of June 30, 2021, the Company had $814,860 in cash, and working capital of $597,755 (not taken into account tax obligations).

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $200,000 under the Note and advances from Sponsor of $110,243 (Note 5). Subsequent from the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements were presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

As of June 30, 2021, the Company had $814,860 in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in mutual funds.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 5,107,446 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO, while the offering costs attributable to warrant liability and expenses are immaterial. Accordingly, as of June 30, 2021, offering costs in the aggregate of $3,658,769 have been charged to shareholders’ equity (consisting of $1,150,000 of underwriting discount, $2,012,500 of deferred underwriting discount, and $496,269 of other offering costs).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company's only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the British Virgin Islands. In accordance with British Virgin Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Warrant Liability

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

Financial Accounting Standards Board (“FASB”) ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A ordinary shares.

The Company accounts for the private placement warrants as warrant liabilities due to certain features contained in the warrant agreements that give rise to liability treatment. The Public units warrants are treated as equity as they do not meet the definition of a warrant liability.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement as such warrants were anti-dilutive. The warrants are exercisable to purchase 3,032,500 Class A ordinary shares in the aggregate.

The Company’s condensed statements of operations include a presentation of loss per Class A ordinary share subject to possible redemption in a manner similar to the two-class method of loss per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary share is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted, for non-redeemable Class B ordinary share is calculated by dividing the net loss, adjusted for income attributable to redeemable Class B ordinary shares, by the weighted average number of non-redeemable Class B ordinary shares outstanding for the periods. Non-redeemable Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$593	$593
Net Earnings	$593	$593
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	2,128,128	2,128,128
Income/Basic and Diluted Redeemable Class A Ordinary Shares	$—	$—

Non-Redeemable Class A and B Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Loss	$(65,321)	$(69,040)
Redeemable Net Earnings	593	593
Non-Redeemable Net Loss	$(65,914)	$69,639
Denominator: Weighted Average Non-Redeemable Class A and B Ordinary Shares
Non-Redeemable Class A and B Ordinary Shares, Basic and Diluted	2,213,176	2,213,176
Loss Basic and Diluted Non-Redeemable Class A and B Ordinary Shares	$(0.03)	$(0.03)

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 5,000,000 Units, (at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, one-half of one redeemable warrant and one right. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Each right entitles the holder to receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 270,000 Private Placement Units at a price of $10.00 per unit ($2,700,000 in the aggregate), Each Private Placement Unit will be identical to the Units sold in the IPO, except as described below. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the founder shares, private placement shares, private placement warrants or private placement rights. The warrants and rights will expire worthless if the Company does not consummate a Business Combination within the allotted 12-month period (or up to 18 months from the completion of the IPO if the Company extends the period of time to consummate a Business Combination by the full amount of time). A portion of the purchase price of the Private Placement Units was added to the proceeds from this offering to be held in the Trust Account.

Note 5 — Fair Value of Warrant Liabilities

Fair value is defined as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy which prioritizes the inputs used in the valuation methodologies is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on non-recurring basis as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Asset:
Marketable securities held in Trust Account	$58,075,668	$—	$—	$58,075,668
Total Asset	$58,075,668	$—	$—	$58,075,668

Liability:
Warrant Liability	$—	$—	$75,708	$75,708
Total Liability	$—	$—	$75,708	$75,708

The estimated fair value of the warrants is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on managements understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Once the warrants become exercisable, the Company may redeem the outstanding warrants when the price per Class A ordinary shares equals or exceeds $18.00. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	April 12,	June 30,
Inputs	2021	2021
Exercise price	$11.50	$11.50
Stock price	$8.07	$9.86
Volatility	24.4%	10.8%
Expected term of the warrants	5.69	5.46
Risk-free rate	1.03	0.95%
Dividend yield	—	—

The following table sets forth a summary of the changes in the fair value of the warrant liability for the period from January 8, 2021 (inception) to June 30, 2021:

Warrant
Liability
Fair value as of January 8, 2021 (inception)	$—
Initial fair value of warrant liability upon issuance at IPO	126,435
Initial fair value of warrant liability upon the exercise of over-allotment option	10,536
Change in fair value of warrant liability	(61,263)
Fair value as of June 30, 2021	$75,708

Note 6 — Related Party Transactions

Founder Shares

On January 13, 2021, the Company issued 1,437,500 Founder Shares for an aggregate purchase price of $25,001. Up to 187,500 founder shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On April 15, 2021, the underwriter exercised the full over allotment option and therefore the 187,500 founder shares are no longer subject to forfeiture (See Note 8).

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within such time period and (iv) the founder shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in the amended and restated memorandum and articles of association. If the Company submits the initial Business Combination to the public shareholders for a vote, the Sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote their founder shares and any public shares purchased during or after the IPO in favor of the initial Business Combination.

Promissory Note — Related Party

On January 13, 2021, the Sponsor agreed to loan the Company up to $200,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the closing of the IPO. The loan will be repaid upon the closing of the IPO out of the offering proceeds that has been allocated to the payment of offering expenses. As of June 30, 2021, the Company had borrowed $200,000 under the promissory note. The note is payable on demand.

Advances from Sponsor

As of June 30, 2021, the Sponsor had advanced the Company $110,243. The amount is payable on demand.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination company at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Extension Loan

The Company will have until 12 months from the closing of the IPO to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company on the date of the prospectus, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the Trust Account $500,000, or up to $575,000 if the underwriters over-allotment option is exercised in full ($0.10 per share in either case) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,000,000 (or $1,150,000 if the underwriters over-allotment option is exercised in full), or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Up to $1,150,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination.

Administrative Support Agreement

Commencing on the date of the IPO, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from April 7, 2021 (“Effective Date”) through June 30, 2021, the Company incurred $26,333 in expenses in connection with such services.

Note 7 — Commitments & Contingencies

Registration Rights

The holders of founder shares, Private Placement Units, shares being issued to the underwriters of the IPO, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to the Company’s Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act.

Underwriting Agreement

The Company will grant the underwriter a 45-day option from April 12, 2021 to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On April 15, 2021, the underwriter fully exercised the over-allotment option.

On April 12, 2021, the Company paid a fixed underwriting discount of $1,000,000. On April 15, an additional of $150,000 underwriting discount was paid as a result of the fully exercise of over-allotment option. Additionally, a deferred underwriting discount of $2,012,500, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Representative’s Ordinary Shares

The Company has issued to Maxim Partners LLC and/or its designees, 57,500 ordinary shares upon the consummation of IPO and the exercise of the over-allotment option. Maxim has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the commencement of sales in the IPO, except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates,.

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with no par value and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were not preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares at no par value. As of June 30, 2021, there were 992,554 Class A ordinary shares outstanding, excluding 5,107,446 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares —The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at no par value. As of June 30, 2021, there were 1,437,500 Class B ordinary shares issued and outstanding.

Warrants— Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s initial shareholders or their affiliates, without taking into account any founder shares held by such shareholders or their affiliates, as applicable, prior to such issuance (the “Newly Issued Price”)), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for funding the initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price shall be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described in the section “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from the closing of the IPO and 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder and
●	if, and only if, the reported last sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

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

If the number of issued and outstanding Class A ordinary shares is increased by a capitalization payable in Class A ordinary shares, or by a sub-division of Class A ordinary shares or other similar event, then, on the effective date of such capitalization, sub-division or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the issued and outstanding Class A ordinary shares. A rights offering to holders of Class A ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) multiplied by (ii) one (1) minus the quotient of (x) the price per Class A ordinary share paid in such rights offering divided by (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Rights

Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

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

Business Combination Agreement

On August 6, 2021, MultiMetaVerse Inc., a Cayman Islands exempted company (“MMV”), the Company, certain shareholders of MMV (each, a “Principal Shareholder” and collectively the “Principal Shareholders”), Model Performance Mini Corp., a British Virgin Islands business company (“Purchaser”) and Model Performance Mini Sub Corp., a Cayman Islands exempted company and wholly-owned subsidiary of the Purchaser (the “Merger Sub”), entered into a Merger Agreement (the “Merger Agreement”).

Upon the closing of the transactions contemplated in the Merger Agreement, Merger Sub will merge with and into the Company (the “Acquisition Merger”). Following the Acquisition Merger, the separate corporate existence of Merger Sub shall cease, and MMV shall continue as the surviving company in the Acquisition Merger (the “Surviving Corporation”) under the Laws of the Cayman Islands and become a wholly owned subsidiary of the Purchaser.

Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to existing shareholders of the MMV is $300,000,000, which will be paid entirely in stock, comprised of newly issued ordinary shares of the Purchaser at a price of $10.00 per share. Upon the effectiveness of the Acquisition Merger, issued and outstanding ordinary shares of MMV will be cancelled and automatically converted into the right to receive, without interest, the applicable portion of the ordinary shares of the Purchaser.

The transactions set forth in the Merger Agreement are further described in our Current Report on Form 8-K filed with the SEC on August 6, 2021.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $65,321, which consists of formation and operation costs of 127,252, offset by the change in fair value of private warrants of 61,263 and trust interest income of $668.

For the period from January 8, 2021 (inception) to June 30, 2021, we had a net loss of $69,046, which consists of formation and operation costs of $130,977, offset by the change in fair value of private warrants of $61,263 and trust interest income of $668.

Liquidity and Capital Resources

On April 12, 2021 Model Performance Acquisition Corp. (the “Company”) consummated the IPO of 5,000,000 units (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”), one-half of one warrant (“Warrant”) entitling its holder to purchase one Ordinary Share at a price of $11.50 per whole share and one right (“Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Company granted the underwriters of the IPO (the “Underwriters”) a 45-day option to purchase up to an additional 750,000 units at the IPO price to cover over-allotments, which was subsequently exercised on April 12, 2021 (the “Over-Allotment Option”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. On April 15, 2021, the Over-Allotment Option closed. The total aggregate issuance by the Company of the Over- Allotment Option Units at a price of $10.00 per unit resulted in total gross proceeds of $7,500,000. On April 15, 2021, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 22,500 private Units, generating gross proceeds of $225,000. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

Following the Initial Public Offering, the sale of the Private Placement Warrants and the exercise of over-allotment option, a total of $58,075,000 was placed in the Trust Account. As of June 30, 2021, we had $814,860 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $3,658,769 in transaction costs, including $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees and $496,269 of other offering costs.

For the period from January 8, 2021 (inception) to June 30, 2021, cash used in operating activities was $67,390. Net loss of $69,046 was affected by noncash charges related to formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $3,725, interest earned on marketable securities held in Trust Account of $668, change in fair value of warrant liability of 61,263 and cash used in operating activities of $59,862.

As of June 30, 2021, we had cash of $814,860. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

The underwriters are entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or

$2,012,500. The deferred fee will be payable in cash to the underwriters solely in the event that we complete a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

Warrant Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Financial Accounting Standards Board (“FASB”) ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A ordinary shares.

The Company accounts for the private placement warrants as warrant liabilities due to certain features contained in the warrant agreements that give rise to liability treatment. The Public units warrants are treated as equity as they do not meet the definition of a warrant liability.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement as such warrants were anti-dilutive. The warrants are exercisable to purchase 3,032,500 Class A ordinary shares in the aggregate.

The Company’s condensed statement of operations include a presentation of loss per Class A ordinary share subject to possible redemption in a manner similar to the two-class method of loss per ordinary share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary share is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted, for non-redeemable Class B ordinary share is calculated by dividing the net loss, adjusted for income attributable to redeemable Class B ordinary shares, by the weighted average number of non-redeemable Class B ordinary shares outstanding for the periods. Non-redeemable Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon the evaluation, our principal executive officer and principal financial officer concluded that,  as of June 30, 2021, our disclosure controls and procedures were effective.

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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

Dated: August 23, 2021	MODEL PERFORMANCE ACQUISITION CORP.

	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Serena Shie
	Name:	Serena Shie
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)