Form 10-Q
period 2021-09-30
Model Performance Acquisition Corp
filed 2021-11-23
CIK 1841993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

MODEL PERFORMANCE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Charter)

British Virgin Islands	001-40318	n/a
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Cheung Kong Center, 58th Floor, Unit 5801 2 Queens Road CentralCentral Hong Kong
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 22, 2021, 5,560,787 ordinary shares, no par value per share, were issued and outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet as of September 30, 2021 (unaudited)	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 8, 2021 (Inception) to September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended September 30, 2021 and for the period from January 8, 2021 (Inception) to September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from January 8, 2021 (Inception) to September 30, 2021	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signatures		28

i

MODEL PERFORMANCE ACQUISITION CORP.

CONDENSED BALANCE SHEET

September 30, 2021
Unaudited
Assets
Cash	$366,474
Prepaid assets	83,987
Total current assets	450,461
Marketable securities held in Trust Account	58,077,132
Total Assets	$58,527,593
Liabilities and Shareholders’ Equity
Accrued offering costs and expenses	$28,248
Due to related party	26,333
Total current liabilities	54,581
Warrant liability	70,521
Deferred underwriting fee	2,012,500
Total liabilities	2,137,602
Commitments
Class A ordinary shares subject to possible redemption, 5,750,000 at redemption value	58,077,132

Shareholders’ Equity:
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 350,000 issued and outstanding (excluding 5,750,000 subject to possible redemption)	2,925,000
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,437,500 shares issued and outstanding	25,001
Accumulated deficit	(4,637,142)
Total shareholders’ equity (deficit)	(1,687,141)
Total Liabilities and Shareholders’ Equity (Deficit)	$58,527,593

The accompanying notes are an integral part of these unaudited condensed financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the
		period from
		January 8,
		2021
	For the	(Inception)
	Three Months ended	to
	September 30,	September 30,
	2021	2021
Formation and operating costs	$201,875	$332,852
Loss from operations	(201,875)	(332,852)
Other income
Change in fair value of warrant liability	5,187	66,450
Trust interest income	1,464	2,132
Total other income	6,651	68,582
Net loss	$(195,224)	$(264,270)
Basic and diluted weighted average Class A ordinary shares	6,100,000	3,927,396
Basic and diluted net loss per Class A ordinary shares	$(0.03)	$(0.05)
Basic and diluted weighted average Class B ordinary shares	1,437,500	1,410,377
Basic and diluted net loss per ordinary shares	$(0.03)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Equity (Deficit)
Balance as of June 30, 2021	350,000	$2,925,000	1,437,500	$25,001	$(4,440,454)	$(1,490,453)
Net loss	—	—	—	—	(195,224)	(195,224)
Class A ordinary shares subject to possible redemption	—	—	—	—	(1,464)	(1,464)
Balance as of September 30, 2021	350,000	$2,925,000	1,437,500	$25,001	$(4,637,142)	$(1,687,141)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Equity (Deficit)
Balance as of January 8, 2021	—	$—	—	$—	$—	$—
Issuance of Founder shares	—	—	1,437,500	25,001	—	25,001
Sale of 270,000 Private Placement Units on April 12, 2021	270,000	2,700,000	—	—	—	2,700,000
Sale of 22,500 Private Placement Units on April 23, 2021 through over-allotment	22,500	225,000	—	—	—	225,000
Issuance of representative shares	50,000	—	—	—	401,711	401,711
Issuance of representative shares through over-allotment	7,500	—	—	—	60,257	60,257
Net loss	—	—	—	—	(69,046)	(69,046)
Accretion of carrying value to redemption value	—	—	—	—	(4,257,708)	(4,257,708)
Additional amount in deposited into trust ($10.10 per Unit-$10.00 per Unit)	—	—	—	—	(575,000)	(575,000)
Accretion of interest income	—	—	—	—	(668)	(668)
Balance as of June 30, 2021	350,000	$2,925,000	1,437,500	$25,001	$(4,440,454)	$(1,490,453)
Net loss	—	—	—	—	(195,224)	(195,224)
Accretion of interest income	—	—	—	—	(1,464)	(1,464)
Balance as of September 30, 2021	350,000	$2,925,000	1,437,500	$25,001	$(4,637,142)	$(1,687,141)

MODEL PERFORMANCE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the period from
January 8, 2021
(Inception) to September
30, 2021
Cash flows from operating activities:
Net loss	$(264,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor	3,725
Interest earned on cash and marketable securities held in Trust Account	(2,132)
Change in fair value of warrant liability	(66,450)
Changes in current assets and liabilities:
Prepaid assets	69,013
Due to related party	26,333
Accrued expenses	28,248
Net cash used in operating activities	(205,533)

Cash flows from investing activities:
Investment held in Trust Account	(58,075,000)
Net cash used in investing activities	(58,075,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of costs	56,350,000
Proceeds from private placement	2,925,000
Payment of advance from related party	(110,243)
Payment of promissory note from related party	(200,000)
Payment of deferred offering costs	(317,750)
Net cash provided by financing activities	58,647,007

Net change in cash	366,474
Cash, beginning of the period	—
Cash, end of the period	$366,474

Supplemental disclosure of non-cash investing and financing activities
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,001
Offering costs paid by Sponsor under promissory note	$153,518
Deferred underwriting fee	$2,012,500
Initial classification of private warrants	$136,971

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 8, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is First Euro Investments Limited, a British Virgin Islands company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on April 7, 2021 (the “Effective Date”). On April 12, 2021, the Company consummated the IPO of 5,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $50,000,000, which is discussed in Note 4. Simultaneously with the closing of the IPO, the Company consummated the sale of 270,000 units (the “Private Placement”), at a price of $10.00 per Private Unit, which is discussed in Note 5.

On April 15, 2021, the underwriters exercised the over-allotment option in full and purchased an additional 750,000 Units (the “Over-Allotment Units”), generating gross proceeds of $7,500,000. In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 22,500 Private Placement Units, generating gross proceeds of $225,000.

Transaction costs of the IPO and the exercise of over-allotment option, amounted to $4,120,737 consisting of $1,150,000 of underwriting fee, $2,012,500 of deferred underwriting fee, $496,269 of other offering costs, and $461,968 of fair value of 57,500 representative’s ordinary shares.

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

Liquidity

As of September 30, 2021, the Company had $366,474 in cash, and working capital of $395,880 (not taking into account tax obligations).

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $200,000 under the Note and advances from Sponsor of $110,243 (Note 6). Subsequent from the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Restatement of Prior Period Financial Statements

As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments, the Company revisited its application of ASC 480-10-S99 on the Company’s financial statements. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Subsequent to the re-evaluation, the Company’s management concluded that all of its Class A ordinary shares should be classified as temporary equity. The identified errors impacted the Company’s Form 8-K filed on May 20, 2021 containing balance sheet as of April 12, 2021, and Quarterly Report on Form 10-Q filed on August 23, 2021 containing financial statements as of June 30, 2021. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to the aforementioned Form 8-K and Form 10-Q reports, but that correcting the cumulative impact of such errors would be significant to the Company’s statements of operations for the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021. Accordingly, the Company has corrected such immaterial errors by adjusting its prior financial statements and classified all its Class A ordinary shares as temporary equity, excluding representative shares and Class A ordinary shares issued sold as part of the Units in the Private Placement. The following summarizes the effect of the restatement on each financial statement line item.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements as of April 12, 2021 and June 30, 2021 should be restated because of a misapplication in the guidance around complex accounting for financial instruments and should no longer be relied upon. The Company is reporting the restatements to those periods in this Quarterly Report.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet
as of April 12, 2021
as adjusted for Temporary Equity
related to Public Shares	As Reported	Adjustment	As Restated
Ordinary shares subject to possible redemption	$44,348,565	$6,151,435	$50,500,000
Ordinary shares Class A, no par value	4,978,731	(2,278,731)	2,700,000
Ordinary shares Class B, no par value	25,001	—	25,001
Accumulated Deficit	(3,725)	(3,872,704)	(3,876,429)
Total Shareholders' Equity (Deficit)	$5,000,007	$(6,151,435)	$(1,151,428)
Number of shares subject to redemption	4,390,947	609,053	5,000,000

Balance Sheet
as of June 30, 2021
as adjusted for Temporary Equity
related to Public Shares	As Reported	Adjustment	As Restated
Ordinary shares subject to possible redemption	$51,585,205	$6,490,463	$58,075,668
Ordinary shares Class A, no par value	5,044,055	(2,119,055)	2,925,000
Ordinary shares Class B, no par value	25,001	—	25,001
Accumulated Deficit	(69,046)	(4,371,408)	(4,440,454)
Total Shareholders' Equity (Deficit)	$5,000,010	$(6,490,463)	$(1,490,453)
Number of shares subject to redemption	5,107,446	642,554	5,750,000

Unaudited Statements of Operations
For the three months ended June 30, 2021
as adjusted for Temporary Equity
related to Public Shares	As Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	2,128,128	2,838,905	4,967,033
Basic and diluted net income per Class A ordinary shares	$—	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding, ordinary shares	2,213,176	(472,819)	1,740,357
Basic and diluted net loss per ordinary shares	$(0.03)	$0.02	$(0.01)

Unaudited Statements of Operations
For the period from January 8, 2021 (Inception) to June 30, 2021 as adjusted for Temporary Equity
related to Public Shares	As Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	2,128,128	484,589	2,612,717
Basic and diluted net income per Class A ordinary shares	$—	$(0.02)	$(0.02)
Basic and diluted weighted average shares outstanding, ordinary shares	2,213,176	(657,916)	1,555,260
Basic and diluted net loss per ordinary shares	$(0.03)	$0.01	$(0.02)

Statement of Cash Flows for the
period from January 8, 2021
(inception) through June 30,
2021	As Reported	Adjustment	As Restated
Initial value of Class A ordinary shares subject to possible redemption	$44,348,565	$6,151,435	$50,500,000

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in U.S. dollars and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Cash and Cash Equivalents

As of September 30, 2021, the Company had $366,474 in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Marketable Securities Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in institutional money market mutual funds.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Class A Ordinary Shares Subject to Possible Redemption

All of the 5,750,000 Class A ordinary share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.

The Class A ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$57,500,000
Less:
Proceeds allocated to Warrants	(136,971)
Ordinary share issuance costs	(4,120,737)
Plus:
Accretion of carrying value to redemption value	4,257,708
Additional amount in deposited into trust ($10.10 per Unit-$10.00 per Unit)	575,000
Accreation of interest income	2,132
Contingently redeemable ordinary shares	$58,077,132

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO, while the offering costs attributable to c are immaterial and not recorded. Accordingly, as of September 30, 2021, offering costs in the aggregate of $3,658,769 have been charged to shareholders’ equity (consisting of $1,150,000 of underwriting fee, $2,012,500 of deferred underwriting fee, and $496,269 of other offering costs).

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the British Virgin Islands. In accordance with British Virgin Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net Loss Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 6,042,500 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the three months ended September 30,			For the period from January 8, 2021 (Inception) to
	2021			September 30, 2021
	Redeemable	Non-Redeemable		Redeemable	Non-Redeemable
	Class A	Class A	Class B	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(148,927)	$(9,065)	$(37,232)	$(183,278)	$(11,165)	$(69,827)
Denominator:
Weighted-average shares outstanding	5,750,000	350,000	1,437,500	3,701,887	225,509	1,410,377
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.03)	$(0.05)	$(0.05)	$(0.05)

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 4 — Initial Public Offering

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

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 270,000 Private Placement Units at a price of $10.00 per unit ($2,700,000 in the aggregate), Each Private Placement Unit are identical to the Units sold in the IPO, except as described below. There are no redemption rights or liquidating distributions from the Trust Account with respect to the founder shares, private placement shares, private placement warrants or private placement rights. The warrants and rights will expire worthless if the Company does not consummate a Business Combination within the allotted 12-month period (or up to 18 months from the completion of the IPO if the Company extends the period of time to consummate a Business Combination by the full amount of time). A portion of the purchase price of the Private Placement Units was added to the proceeds from this offering to be held in the Trust Account.

Note 6 — Fair Value of Warrant Liabilities

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

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on non-recurring basis as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Asset:
Marketable securities held in Trust Account	$58,077,132	$—	$—	$58,077,132
Total Asset	$58,077,132	$—	$—	$58,077,132
Liability:
Warrant Liability	$—	$—	$70,521	$70,521
Total Liability	$—	$—	$70,521	$70,521

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	April 12,	September 30,
Inputs	2021	2021
Exercise price	$11.50	$11.50
Stock price	$8.07	$9.98
Volatility	24.4%	9.3%
Expected term of the warrants	5.69	5.25
Risk-free rate	1.03	1.02%
Dividend yield	—	—

The following table sets forth a summary of the changes in the fair value of the warrant liability for the period from January 8, 2021 (inception) to September 30, 2021:

Warrant
Liability
Fair value as of January 8, 2021 (inception)	$—
Initial fair value of warrant liability upon issuance at IPO	126,435
Initial fair value of warrant liability upon the exercise of over-allotment option	10,536
Change in fair value of warrant liability	(61,263)
Fair value as of June 30, 2021	$75,708
Change in fair value of warrant liability	(5,187)
Fair value as of September 30, 2021	$70,521

Note 7 — Related Party Transactions

Founder Shares

On January 13, 2021, the Company issued 1,437,500 Founder Shares for an aggregate purchase price of $25,001. Up to 187,500 founder shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On April 15, 2021, the underwriter exercised the full over allotment option and therefore the 187,500 founder shares are no longer subject to forfeiture (See Note 9).

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

Promissory Note — Related Party

On January 13, 2021, the Sponsor agreed to loan the Company up to $200,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the closing of the IPO. The loan will be repaid upon the closing of the IPO out of the offering proceeds that has been allocated to the payment of offering expenses. As of September 30, 2021, the Company had borrowed $0 under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination company at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Extension Loan

The Company has until April 12, 2022 (12 months from the closing of the IPO) to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company on the date of the prospectus, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the Trust Account $500,000, or up to $575,000 if the underwriters over-allotment option is exercised in full ($0.10 per share in either case) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,000,000 (or $1,150,000 if the underwriters over-allotment option is exercised in full), or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Up to $1,150,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination.

Administrative Support Agreement

Commencing on the date of the IPO, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from April 7, 2021 (“Effective Date”) through September 30, 2021, the Company incurred $56,333 in expenses in connection with such services.

Note 8 — Commitments & Contingencies

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from April 12, 2021 to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting fees and commissions. On April 15, 2021, the underwriter fully exercised the over-allotment option.

On April 12, 2021, the Company paid a fixed underwriting fee of $1,000,000. On April 15, an additional of $150,000 underwriting fee was paid as a result of the fully exercise of over-allotment option. Additionally, a deferred underwriting fee of $2,012,500, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Representative’s Ordinary Shares

The Company has issued to Maxim Partners LLC and/or its designees, 57,500 ordinary shares upon the consummation of IPO and the exercise of the over-allotment option, the fair value of which is $461,968. Maxim has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the commencement of sales in the IPO, except to any underwriter and selected dealer participating in the offering and their officers, partners, registered persons or affiliates.

Merger Agreement

The Company has entered into a merger agreement, dated as of August 6, 2021 (the “Merger Agreement”), which provides for a business combination between the Company and MultiMetaVerse Inc., a Cayman Islands exempted company (“MMV”). Pursuant to the Merger Agreement, the business combination will be effected in two steps: (i) subject to the approval and adoption of the Merger Agreement by the shareholders of the Company, the Company will reincorporate to British Virgin Islands by merging with and into Model Performance Mini Corp., a British Virgin Islands business company (“PubCo”), with PubCo remaining as the surviving publicly traded entity (the “Reincorporation Merger”); and (ii) Model Performance Mini Sub Corp., a Cayman Islands exempted company and wholly- owned subsidiary of PubCo (“Merger Sub”), will be merged with and into MMV resulting in MMV being a wholly-owned subsidiary of PubCo (the “Acquisition Merger”).

Note 9 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with no par value and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were not preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares at no par value. As of September 30, 2021, there were 350,000 Class A ordinary shares outstanding, excluding 5,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares —The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at no par value. As of September 30, 2021, there were 1,437,500 Class B ordinary shares issued and outstanding.

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

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder and
●	if, and only if, the reported last sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had a net loss of $195,224, which consists of formation and operation costs of $201,875, offset by the change in fair value of private warrants of $5,187 and trust interest income of $1,464.

For the period from January 8, 2021 (inception) to September 30, 2021, we had a net loss of $264,270, which consists of formation and operation costs of $332,852, offset by the change in fair value of private warrants of $66,450 and trust interest income of $2,132.

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

Following the Initial Public Offering, the sale of the Private Placement Warrants and the exercise of over-allotment option, a total of $58,075,000 was placed in the Trust Account. As of September 30, 2021, we had $366,474 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $3,658,769 in transaction costs, including $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees and $496,269 of other offering costs.

For the period from January 8, 2021 (inception) to September 30, 2021, cash used in operating activities was $205,533. Net loss of $264,270 was affected by noncash charges related to formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $3,725, interest earned on marketable securities held in Trust Account of $2,132, change in fair value of warrant liability of 66,450 and cash used in operating activities of $123,594.

As of September 30, 2021, we had cash of $366,474. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

We have incurred and expect to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Net Loss Per Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 2,635,000 potential common shares for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on August 23, 2021, and due to the restatements of our April 12, 2021, and June 30, 2021 financial statements (the "restatements") regarding the classification of redeemable Class A ordinary shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements to the June 30, 2021 quarterly financial statements included in the Company's Form 10-Qs, as filed with the SEC on August 23, 2021, as well as the Company's balance sheet included on the Company's Form 8-K, as filed with the SEC on May 20, 2021, certain redemption provisions not solely within the control of the Company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. The Company restated its financial statements to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of  2021 covered by this Quarterly Report on Form 10-Qthat has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

We paid a total of approximately $1 million in underwriting fees and commissions (not including the 3.5% deferred underwriting commission payable at the consummation of the initial business combination) and approximately $0.5 million for other costs and expenses related to our formation and the Initial Public Offering.

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

Dated: November 22, 2021	MODEL PERFORMANCE ACQUISITION CORP.

	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Serena Shie
	Name:	Serena Shie
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)