Form 10-K
period 2021-12-31
Model Performance Acquisition Corp
filed 2022-04-15
CIK 1841993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40318

MODEL PERFORMANCE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cheung Kong Center 58th Floor, Unit 5801 2 Queens Road Central
Central Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +85292589728

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, consisting of one Class A ordinary share, with no par value, and one right to receive one-tenth of one Class A ordinary share	MPACU	The NASDAQ Stock Market LLC
Ordinary Shares	MPAC	The NASDAQ Stock Market LLC
Warrants	MPACW	The NASDAQ Stock Market LLC
Rights	MPACR	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $78,390,000, based on the closing sale price of the Registrant’s ordinary shares on June 30, 2021 of $10.40 per share.

The number of shares outstanding of the Registrant’s ordinary shares as of April 15, 2022 was 7,537,500.

MODEL PERFORMANCE ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2021

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;
●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	potential ability to obtain additional financing to complete our initial business combination;
●	pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential change in control if we acquire one or more target businesses for stock;
●	the potential liquidity and trading of our securities;
●	the lack of a market for our securities;
●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

Introduction

Model Performance Acquisition Corp. (the “Company”) is an incorporated blank check company incorporated as a British Virgin Islands business company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination. Although there is no restriction or limitation on what industry or geographic region our target operates in, it is the Company’s intention to pursue prospective targets that are in Asia. The Company has not selected any potential Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any potential business combination target.

On April 12, 2021 Model Performance Acquisition Corp. (the “Company”) consummated the IPO of 5,000,000 units (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”), one-half of one warrant (“Warrant”) entitling its holder to purchase one Ordinary Share at a price of $11.50 per whole share and one right (“Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Company granted the underwriters of the IPO (the “Underwriters”) a 45-day option to purchase up to an additional 750,000 units at the IPO price to cover over-allotments, which was subsequently fully exercised on April 15, 2021 (the “Over-Allotment Option”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000.

On April 23, 2021, the Over-Allotment Option closed. The total aggregate issuance by the Company of the Over-Allotment Option Units at a price of $10.00 per unit resulted in total gross proceeds of $7,500,000. On April 23, 2021, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 22,500 private Units, generating gross proceeds of $225,000. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

As of April 12, 2021, a total of $50,000,000 of the proceeds from the IPO and the private placement consummated simultaneously with the closing of the IPO were deposited in a trust account established for the benefit of the Company’s public shareholders. As of April 23, 2021, a total of $57,500,000 of the proceeds from the IPO (including the Over-allotment Option) and the private placement consummated simultaneously with the closing of the IPO were deposited in a trust account established for the benefit of the Company’s public shareholders.

A total of $57,500,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination by April 12, 2022 (or October 12, 2022, as applicable).

Recent Developments

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

On January 6, 2022, the Company and Avatar Group Holdings Limited entered into a First Amendment to the Merger Agreement (the “Amendment”). Under the Amendment, the proposed business combination (the “Business Combination”) will be extended to September 30, 2022 from December 31, 2021. The Amendment includes an amended covenant to procure equity financing in the aggregate amount of US $10,000,000 no later than fifteen (15) days prior to the closing date of the Business Combination. The Amendment also contains five (5) new covenants.

Merger Agreement

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

Acquisition Merger and Acquisition Consideration

Upon the closing of the transactions contemplated in the Merger Agreement, Merger Sub will merge with and into MMV (the “Acquisition Merger”). Following the Acquisition Merger, the separate corporate existence of Merger Sub shall cease, and MMV shall continue as the surviving company in the Acquisition Merger (the “Surviving Corporation”) under the Laws of the Cayman Islands and become a wholly owned subsidiary of the Purchaser.

Pursuant to the terms of the Merger Agreement, the aggregate consideration to be paid to existing shareholders of MMV is $300,000,000, which will be paid entirely in stock, comprised of newly issued ordinary shares of the Purchaser at a price of $10.00 per share. Upon the effectiveness of the Acquisition Merger, issued and outstanding ordinary shares of MMV will be cancelled and automatically converted into the right to receive, without interest, the applicable portion of the ordinary shares of the Purchaser.

Reincorporation Merger

Concurrently with the Acquisition Merger, the Company will be merged with and into Purchaser, the separate corporate existence of the Company will cease and Purchaser will continue as the surviving corporation (the “Reincorporation Merger”). In connection with the Reincorporation Merger, each of the Company’s issued and outstanding shares will be converted into an equivalent share of Purchaser:

●	Each of the Company’s ordinary share will be converted automatically into one corresponding share of Purchaser’s ordinary share (e.g., Parent Class A Ordinary Share into Purchaser Class A Ordinary Share);
●	Each right convertible into one-tenth (1/10) of one of the Company’s Class A Ordinary Share shall be converted automatically into one-tenth (1/10) of one Purchaser’s Class A Ordinary Share, in accordance with the terms thereof;
●	Each warrant entitling the holder to purchase one of the Company’s Class A Ordinary Share at a price of $11.50 per whole share will be automatically adjusted to become one warrant to purchase one Purchaser Class A Ordinary Share at a price of $11.50 per whole share, in accordance with the terms thereof.
●	Each Company’s unit shall be separated automatically into its constituent securities, which shall be converted automatically into securities of the Purchaser in accordance with the above, as applicable.

Representations and Warranties

In the Merger Agreement, MMV, together with its subsidiaries are referred to as “MMV Group”). MMV and its Principal Shareholders, jointly and severally, make certain representations and warranties (with certain exceptions set forth in the disclosure schedule to the Merger Agreement) relating to, among other things: (a) proper corporate existence and power of MMV and its subsidiaries and similar corporate matters; (b) authorization, execution, delivery and enforceability of the Merger Agreement and other transaction documents; (c) no need for governmental authorization for the execution, delivery or performance of the agreement and additional agreements thereto; (d) absence of conflicts; (e) capital structure;

(f) accuracy of charter documents and corporate records; (g) accuracy of the list of all assumed or “doing business as” names used by MMV Group; (h) accuracy of the list of each subsidiary of MMV; (i) required consents and approvals; (j) financial information; (k) absence of certain changes or events; (l) title to assets and properties; (m) material litigations; (n) material contracts; (o) licenses and permits; (p) compliance with laws; (q) ownership of intellectual property; (r) customers and suppliers; (s) accounts receivable and payable and loans; (t) no undisclosed pre-payments received; (u) employment and labor matters; (v) withholding of obligations of MMV Group applicable to its employees; (w) real property; (x) taxes matters; (y) environmental matters; (z) finders fees; (aa) powers of attorney and suretyships; (bb) directors and officers; (cc) no unlawful payment; (dd) compliance with anti-money laundering laws; (ee) that MMV is not an investment company; and (u) other customary representations and warranties.

In the Merger Agreement, the Company, Purchaser and Merger Sub (collectively with the Company and Purchaser, the “Purchaser Parties”) make certain representations and warranties relating to, among other things: (a) proper corporate existence and power; (b) authorization, execution, delivery and enforceability of the Merger Agreement and other transaction documents; (c) no need for governmental authorization for the execution, delivery or performance of the agreement and additional agreements thereto; (d) absence of conflicts; (e) finders fees; (f) issuance of closing payment shares; (g) capital structure; (h) information supplied; (i) minimum trust fund amount; (j) validity of Nasdaq Stock Market listing; (k) that the Company is a publicly-held company subject to reporting obligations; (l) no market manipulation; (m) board approval; (n) SEC filing requirements and financial statements; (o) litigation; (p) compliance with laws, including those relating to money laundering; (q) OFAC-related representations and warranties; (r) that the Company is not an investment company; (s) tax matters; and (t) material contracts.

Conduct Prior to Closing; Covenants Pending Closing

Each of MMV and the Company has agreed to, and cause its subsidiaries to, operate its respective business in the ordinary course, consistent with past practices, prior to the closing of the transactions (with certain exceptions) and not to take certain specified actions without the prior written consent of the other party.

The Merger Agreement also contains covenants providing for:

●	Purchaser Parties providing access to their books and records and providing information relating to their respective business to the other party, its legal counsel and other representatives;
●	Each party promptly notifying the other party of certain events;
●	SEC filings and cooperation in making certain filings with the SEC;
●	MMV delivering its financial statements;
●	Disbursement of funds in the trust account; and
●	Directors’ and officers’ indemnification and insurance.

Covenants

MMV Group makes covenants relating to, among other things: (a) reporting of taxes and compliance with laws; (b) reasonable best efforts to obtain each third party consent; (c) reasonable best efforts to assist the ODI shareholders to complete the ODI filings; (d) certain issuance of MMV ordinary shares prior to the closing; (e) annual and interim financial statements; (f) continued employment of certain employees of MMV; and (g) procuring additional investors to provide equity financing in the aggregate amount of $10,000,000 to the Company on substantially the same terms and conditions in the Subscription Agreement.

Each party further makes covenants relating to, among other things: (a) reasonable best efforts to consummate and implement the transaction; (b) tax matters; (c) settlement and reimbursement of expenses; (d) compliance with SPAC agreements; (e) that Purchaser shall prepare with the assistance, cooperation of the MMV Group, and file with the SEC a registration statement; and (f) confidentiality.

General Conditions to Closing

Consummation of the Merger Agreement and the transactions herein is conditioned on, among other things, (i) no provisions of any applicable law, and no order shall prohibit or prevent the consummation of the closing; (ii) there shall not be any action brought by a third party that is not an affiliate of the parties hereto to enjoin or otherwise restrict the consummation of the closing; (iii) the Reincorporation Merger shall have been consummated and the applicable certificates filed in the appropriate jurisdictions; (iv) the SEC shall have declared the registration statement effective, and no stop order suspending the effectiveness of the registration statement or any part thereof shall have been issued; (v) the Merger Agreement, each of the additional agreement as described in the Merger Agreement and the transactions contemplated hereby and thereby, shall have been duly authorized and approved respectively by the shareholders of MMV and the Company; (vi) immediately after the Closing, the Company shall have in excess of $5,000,000 in net tangible assets.

MMV’s Conditions to Closing

The obligations of MMV to consummate the transactions contemplated by the Merger Agreement, in addition to the conditions described above, are conditioned upon each of the following, among other things:

●	Purchaser Parties complying with all of their obligations under the Merger Agreement in all material respects;
●	the representations and warranties of Purchaser Parties being true on and as of the date of the Merger Agreement and closing date of the transactions except as would not be expected to have a material adverse effective;
●	Purchaser Parties complying with the reporting requirements under the applicable Securities Act and Exchange Act; and
●	there having been no material adverse effect to Purchaser Parties.

Purchaser Parties’ Conditions to Closing

The obligations of Purchaser Parties to consummate the transactions contemplated by the Merger Agreement, in addition to the conditions described above in the first paragraph of this section, are conditioned upon each of the following, among other things:

●	MMV Group complying with all of the obligations under the Merger Agreement in all material respects;
●	the representations and warranties of MMV Group being true on and as of the date of the Merger Agreement and closing date of the transactions except would not be expected to have a material adverse effective;
●	there having been no material adverse effect to MMV Group;
●	the Purchaser Parties receiving legal opinions from MMV’s counsels in the PRC and Cayman Islands;
●	Certain shareholders of MMV shall have completed the ODI filings; and
●	An equity financing in aggregate amount of no less than $20,000,000 shall have been consummated or consummate substantially concurrently with the closing of the transactions.

Termination

The Merger Agreement may be terminated and/or abandoned at any time prior to the closing, whether before or after approval of the proposals being presented to MMV’s stockholders, by:

●	the Purchaser Parties, if the audited financial statements for the years ended December 31, 2020, 2019 and the unaudited management accounts of MMV as of and for the six (6) month period ended June 30, 2021 have not been delivered by August 13, 2021;
●	the Purchaser Parties, if MMV fails to procure reputable investor to provide equity financing in the aggregate amount of $10,000,000 to the Company on substantially the same and conditions in the Subscription Agreement;
●	either MMV or the Purchaser Parties, if the closing has not occurred by December 31, 2021, provided that no material breach of the Merger Agreement by the party seeking to terminate the Merger Agreement shall have occurred or have been made;
●	the Purchaser Parties, if MMV has materially breached any representation, warranty, agreement or covenant contained in the Merger Agreement, the plan of merger or the transactions fail to be authorized or approved by the Shareholders of the Company and such breach has not been cured within fifteen (15) days following the receipt by the Company Group of a notice describing such breach; or
●	MMV, if the Purchaser Parties has materially breached any representation, warranty, agreement or covenant contained in the Merger Agreement and such breach has not been cured within fifteen (15) days following the receipt by the Purchaser Parties of a notice describing such breach.

Subscription Agreement

Concurrently with the execution of the Merger Agreement, the Company, the Purchaser and BILIBILI Inc. (the “PIPE Investor”) have entered into a subscription agreement (“Subscription Agreement”) pursuant to which the PIPE Investor has committed to purchase an aggregate of 1,000,000 Purchaser Ordinary Shares (the “PIPE Shares”) from Purchaser at a price per share of $10.00, for gross proceeds to Purchaser of $10,000,000 (the “PIPE Investment”). The closing of the PIPE Investment is conditioned upon, among other things, the completed or concurrent consummation of the transactions set forth in the Merger Agreement (the “Transactions”).

Purchaser agreed to file a registration statement registering the resale of the PIPE Shares within forty-five (45) days after consummation of the Transactions.

Additional Agreements to be Executed at Closing

The Merger Agreement provides that, upon consummation of the Transactions, the Company will enter into the following additional agreements.

Purchaser Amended and Restated Registration Rights Agreement

At the closing, Purchaser will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”) with certain Company stockholders of the Company with respect to the shares issued in connection with the business combination. The Registration Rights Agreement provides certain demand registration rights and piggyback registration rights to such stockholders, subject to underwriter cutbacks and issuer blackout periods. Purchaser will agree to pay certain fees and expenses relating to registrations under the Registration Rights Agreement.

The foregoing description of the Registration Rights Agreement is qualified in its entirety by reference to the full text of the form of such agreement, a copy of which is included as Exhibit G to the Merger Agreement, filed as Exhibit 10.2 to this Current Report on Form 8-K, and incorporated herein by reference.

Lock-up Agreement

In connection with the closing of the Business Combination, certain stockholders of MMV will enter into a lock-up agreement (the “Stockholder Lock-Up Agreement”) with Purchaser, pursuant to which each will agree, subject to certain customary exceptions, not to:

(i)offer, sell, contract to sell, pledge, or otherwise dispose of, directly or indirectly, any shares of Purchaser ordinary share or securities convertible into or exercisable or exchangeable for Purchaser ordinary shares held by it immediately after the Effective Time, or enter into a transaction that would have the same effect;
(ii)enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of any of such shares, whether any of these transactions are to be settled by delivery of such shares, in cash or otherwise; or
(iii)publicly announce the intention to make any offer, sale, pledge or disposition, or to enter into any transaction, swap, edge or other arrangement, or engage in any “Short Sales” (as defined in the Stockholder Lock-up Agreement) with respect to any security of Purchaser; until the date that is six months after the consummation of the Business Combination; provided, however, that the restrictions set forth in the Lock-up Agreement shall not apply to (1) transfers or distributions to such stockholders current or former general or limited partners, managers or members, stockholders, other equityholders or other direct or indirect affiliates (within the meaning of Rule 405 under the Securities Act of 1933, as amended) or to the estates of any of the foregoing; (2) transfers by bona fide gift to a member of the stockholder’s immediate family or to a trust, the beneficiary of which is the stockholder or a member of the stockholder’s immediate family for estate planning purposes; (3) by virtue of will, intestate succession or the laws of descent and distribution upon death of the stockholder; (4) pursuant to a qualified domestic relations order, in each case where such transferee agrees to be bound by the terms of Stockholder Lock-up Agreement. Notwithstanding the foregoing, if after consummation of the Business Combination, there is a “Change of Control” of the Company(as defined in the Lock-up Agreement), all of the shares shall be released from the restrictions set forth therein.

In connection with the business combination, we filed and will file relevant materials with the U.S. Securities and Exchange Commission (the “SEC”), including a proxy statement on Schedule 14A. Promptly after filing our definitive proxy statement with the SEC, we will mail the definitive proxy statement and a proxy card to each shareholder entitled to vote at the extraordinary general meeting relating to the business combination. INVESTORS AND SECURITY HOLDERS OF THE COMPANY ARE URGED TO READ THESE MATERIALS (INCLUDING ANY AMENDMENTS OR SUPPLEMENTS THERETO) AND ANY OTHER RELEVANT DOCUMENTS IN CONNECTION WITH THE BUSINESS COMBINATION THAT THE COMPANY WILL FILE WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE COMPANY, MMV AND THE MERGERS. The preliminary proxy statement, the definitive proxy statement and other relevant materials in connection with the acquisition (when they become available), and any other documents filed by us with the SEC, may be obtained free of charge at the SEC’s website (www.sec.gov) or by writing to us at 17 State Street, 21st Floor, New York, NY 10004.

Competitive Strengths

If the transaction with MMV does not close, we believe that our team has a strong mixture of skills, including experience with entrepreneurship, investment, legal, accounting and finance and marketing, which we believe will assist us in identifying a target and effecting a business combination. Through our management team’s network, we intend to execute a business combination and ultimately create returns for our shareholders through organic growth and/or follow-on acquisitions. Our management team is led by Claudius Tsang.

We believe our team has the ability to source attractive deals and find good investment opportunities from sources in their networks. Mr. Claudius Tsang, our Chief Executive Officer and Chairman, has over twenty years of experience in the financial and equity investment industry having most recently been a partner with Templeton Private Equity Partners, a leading global emerging markets private equity firm that is part of Franklin Templeton Investments. Ms. Serena Shie, our President, Chief Financial Officer and Director, has proprietary deal sourcing channels from her experience as CEO of a media company, and substantial experience in investment, business management and legal services. Mr. Tian Zhang, our Independent Director, is experienced in capital markets, investment management, and business management. Mr. Yeong Kang Joseph Patrick Chu, our Independent Director, has around thirty years of experience in origination and execution of equity capital market and corporate finance transactions in Asia, in particular Hong Kong and the PRC. Mr. Brian Keng, our Independent Director, is the COO of Century Peak Holdings, an integrated mining company in the Philippines, and has valuable experience in business operation and investment.

Our management team’s past performance is not an assurance that we will be able to identify an appropriate candidate for our initial business combination or achieve success with respect to the business combination we intend to consummate. However, we believe that the skills and professional network of our management team will enable us to identify, structure and consummate a business combination.

Effecting an Acquisition Transaction

If the transaction with MMV does not close, our acquisition strategy will be to capitalize on the strengths of our management team to allow us to identify businesses that have the capacity for cash flow creation, opportunity for operational improvement, robust company fundamentals, and qualified and driven management teams.Our deal sourcing process will leverage our board and management’s broad network of relationships with leading startups, venture capitalists, private equity, hedge fund managers and respected peers, as well as our industry expertise and deal sourcing capabilities. Together with this network of trusted partners, we intend to capitalize the target business and create purposeful strategic initiatives in order to achieve attractive growth and performance after our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm or independent investment banking firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

The COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limiting our ability to conduct meetings to negotiate and consummate transactions in a timely manner with potential investors, target company’s personnel, or vendors and services providers.

Shareholders may not have the ability to approve our initial business combination

Although we may seek shareholder approval before we effect our initial business combination, we may not do so for business or legal reasons (so long as such transaction does not require shareholder approval under the Companies Act or the rules of Nasdaq). Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether we expect shareholder approval would be required under the Companies Act for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target with a subsidiary of the company	No
Merger of the company with a target	Yes
Entering into contractual agreements with a target to obtain control	No

Additionally, under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then outstanding (other than in a public offering);
●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

We also may be required to obtain shareholder approval if we wish to take certain actions in connection with our initial business combination such as amending our memorandum and articles of association. So long as we obtain and maintain a listing of our securities on Nasdaq, we will be required to comply with such rules.

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.10 per share, whether or not the underwriters’ over-allotment option is exercised in full. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares in or after the IPO, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer.

We intend to hold a shareholder vote in connection with our business combination. In such case, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon consummation of the initial business combination.

If we seek shareholder approval, we will consummate our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders have agreed to vote their founder shares and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the consummation of our initial business combination.

We will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public shareholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Notwithstanding the foregoing, if we do not decide to hold a shareholder vote in conjunction with our initial business combination for business or other legal reasons (so long as shareholder approval is not required by the Companies Act or the rules of Nasdaq), we will conduct redemptions pursuant to the tender offer rules of the SEC and our memorandum and articles of association. In such case, we will:

●	offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to consummating our initial business combination which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period.

In connection with the successful consummation of our business combination, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon the consummation of our initial business combination. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not consummate the business combination, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer. Additionally, since we are required to maintain net tangible assets of at least $5,000,001 either immediately prior to or upon the consummation of our initial business combination (which may be substantially higher depending on the terms of our potential business combination), the chance that the holders of our ordinary shares electing to redeem in connection with a redemption conducted pursuant to the proxy rules will cause us to fall below such minimum requirement is increased.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our shareholders, not just our public shareholders. Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with any such tender offer.

Permitted purchases of our securities by our affiliates

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. Although very unlikely, our initial shareholders, officers, directors and their affiliates could purchase sufficient shares so that the initial business combination may be approved without the majority vote of public shares held by non-affiliates. It is intended that purchases will comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Any purchases by our sponsor, officers, directors, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors, advisors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Permitted purchases of our securities by our affiliates

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. Although very unlikely, our initial shareholders, officers, directors and their affiliates could purchase sufficient shares so that the initial business combination may be approved without the majority vote of public shares held by non-affiliates. It is intended that purchases will comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Any purchases by our sponsor, officers, directors, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors, advisors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

As a consequence of any such purchases, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of a business combination.

As a consequence of any such purchases, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of a business combination.

Tendering share certificates in connection with a tender offer or redemption rights

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on our initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him to deliver his certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery at or prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target until 12 months from the closing of the IPO, or up to 18 months if the sponsor extends the period of time. You will not be able to vote on or redeem your shares in connection with any such extension.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will complete our initial business combination within 12 months from the closing of the IPO. Our sponsor may decide to extend the period of time up to 18 months to consummate a business combination. We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination within 12 months from the closing of the IPO, or within up to 18 months from the closing of the IPO if our sponsor extends the period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. You will not be able to vote on or redeem your shares in connection with any such extension. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the trust account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our trust account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate to identify the company’s creditors, after which our remaining assets would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must complete his statement of account and file notice with the Registrar that the liquidation is complete. We would be dissolved once the Registrar issues a Certificate of Dissolution.

Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within the applicable period from the closing of the IPO.

However, if our initial shareholders, or any of our officers, directors or affiliates acquire public shares in or after the IPO, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our private units, which will expire worthless in the event we do not consummate our initial business combination within 12 months of the closing of the IPO, or within up to 18 months from the closing of the IPO if our sponsor extends the period. You will not be able to vote on or redeem your shares in connection with any such extension. We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

Additionally, in any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts payable to them.

If we were to expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.10 (whether or not the underwriters’ over-allotment option is exercised in full). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.10, plus interest (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses).

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.10 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, our sponsor may not be able to satisfy those obligations. Other than as described above, none of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy his indemnity obligations and believe that our sponsor’s only assets are securities of our company. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.10 per share (whether or not the underwriters’ over-allotment option is exercised in full) and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.10 per share (whether or not the underwriters’ over-allotment option is exercised in full).

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $500,000 not placed in the trust with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $700,000, we may fund such excess with funds from the estimated $500,000 not to be held in the trust account. In such case, the amount of funds we intend to hold outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $700,000 the amount of funds we intend to hold outside the trust account would increase by a corresponding amount.

If we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue”. A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to the British Virgin Islands Courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if we enter insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account you may not be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination within 12 months of the closing of the offering, or within up to 18 months from the closing of the IPO if our sponsor extends the period, (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the IPO, or within up to 18 months from the closing of the IPO if our sponsor extends the period, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. You will not be able to vote on or redeem your shares in connection with any such extension. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a business combination with utilizing the net proceeds of the IPO, our ability to compete in completing a business combination with certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;
●	our obligation to convert public shares held by our public shareholders may reduce the resources available to us for a business combination;
●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding Rights and unit purchase options and the potential future dilution they represent;
●	our obligation to pay the deferred underwriting discounts and commissions to Maxim Group LLC upon consummation of our initial business combination;
●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and
●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 58th Floor, Unit 5801, 2 Queens Road Central, Central, Hong Kong. Our sponsor is providing us this $10,000 a month. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “MPACU” on April 8, 2021. Our ordinary shares, warrant rights commenced separate trading on Nasdaq on June 8, 2021, under the symbols “MPAC,” “MPACW,”and “MPACR,” respectively.

Holders of Record

At April 15, 2022, there were 1,730,000 of our ordinary shares issued and outstanding held by one shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On April 12, 2021 Model Performance Acquisition Corp. (the “Company”) consummated the IPO of 5,000,000 units (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”), one-half of one warrant (“Warrant”) entitling its holder to purchase one Ordinary Share at a price of $11.50 per whole share and one right (“Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Company granted the underwriters of the IPO (the “Underwriters”) a 45-day option to purchase up to an additional 750,000 units at the IPO price to cover over-allotments, which was subsequently fully exercised on April 15, 2021 (the “Over-Allotment Option”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000.

On April 23, 2021, the Over-Allotment Option closed. The total aggregate issuance by the Company of the Over-Allotment Option Units at a price of $10.00 per unit resulted in total gross proceeds of $7,500,000. On April 15, 2021, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 22,500 private Units, generating gross proceeds of $225,000. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

As of April 12, 2021, a total of $50,000,000 of the proceeds from the IPO and the private placement consummated simultaneously with the closing of the IPO were deposited in a trust account established for the benefit of the Company’s public shareholders. As of April 23, 2021, a total of $57,500,000 of the proceeds from the IPO (including the Over-allotment Option) and the private placement consummated simultaneously with the closing of the IPO were deposited in a trust account established for the benefit of the Company’s public shareholders.

A total of $57,500,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders at JPMorgan Chase Bank maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination and (ii) the Company’s failure to consummate a business combination by April 12, 2022 (or October 12, 2022, as applicable).

We paid a total of $2,012,500 in underwriting discounts and commissions and $2,108,237 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Results of Operations

Our entire activity from inception up to December 31, 2021 was related to the Company’s formation, the IPO and general and administrative activities and searching for a business combination target. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the period from January 8, 2021 (inception) to December 31, 2021, we had a net loss of $872,118 which consisted of formation and operating expenses $960,518, offset by interest earned on marketable securities held in Trust Account of $3,580, change in fair value of warrant liability of $84,820.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $336,852 available for working capital needs.

For the year ended December 31, 2021, cash and cash equivalents used in operating activities was $235,155. Net loss of $872,118 was affected by noncash charges related to formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $3,725, interest earned on marketable securities held in Trust Account of $3,580, change in fair value of warrant liability of $84,820 and cash used in operating activities of $721,638.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, advances from our sponsor and an affiliate of our sponsor in an aggregate amount of $200,000, which was cancelled in connection with the Private Placement and not outstanding as of December 31, 2021, and, following the IPO, the remaining net proceeds from our IPO and Private Placements.

On January 10, 2022 and March 21, 2022, we received two loans, for an aggregate of $1,699,975, from the target company, MMV(as define below).

We have incurred and expects to continue to incur significant costs in pursuit of our acquisition plans. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate its business prior to our Business Combination. Moreover, we may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete the Business Combination because it does not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In addition, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until July 12, 2022 (after one extension for a quarter since April 12, 2022, the initial expiration date) to consummate the proposed Business Combination. It is uncertain that we will be able to consummate the proposed Business Combination by this time. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 12, 2022. On August 6, 2021, we entered into a merger agreement (the "Merger Agreement"), which provides for a business combination between us and MultiMetaVerse Inc., a Cayman Islands exempted company ("MMV"), which is discussed in Note 7. We intend to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by July 12, 2022.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements. We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At December 31, 2021 we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our audited financial information. We describe our significant accounting policies in Note 2 - Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our audited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404,(ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective because of a material in our internal control over financial reporting described below in “Changes in Internal Control over Financial Reporting.” In light of this, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

The Company identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2021. Specifically, the Company’s management has concluded that control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained as they relate to the classification of redeemable Class A ordinary shares.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments due to the errors related to the classification of Class A ordinary shares, as described above. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of December 31, 2021.

Name	Age	Position
Claudius Tsang	45	Chairman and Chief Executive Officer
Serena Shie	33	President, Chief Financial Officer, and Director
Tian Zhang	32	Director
Yeong Kang Joseph Patrick Chu	54	Director
Brian Keng	27	Director

Below is a summary of the business experience of each of our executive officers and directors

Mr. Claudius Tsang has served as our Chief Executive Officer and Chairman since March 2021. Mr, Tsang also serves as Chief Executive Officer and Chief Financial Officer of A SPAC I Acquisition Corp., Chief Executive Officer of A SPAC II Acquisition Corp. and Director of A SPAC (HK) Acquisition Corp. Mr. Tsang has over 20 years of experience in capital markets, with a strong track record of success in private equity, M&A transactions and PIPE investments with a focus on Greater China and other emerging markets. Mr. Tsang was co-head of private equity, North Asia of Templeton Asset Management Ltd and a partner of Templeton Private Equity Partners, a leading global emerging markets private equity firm that is part of Franklin Templeton Investments. During his 15 year career at Templeton, Mr. Tsang served in various positions, including partner, senior executive director and vice president. Mr. Tsang was responsible for the overall investment, management and operation activities of Templeton Private Equity Partners in North Asia. His role encompassed overseeing the analysis and evaluation of opportunities for strategic equity investment in Asia, including China, Hong Kong and Taiwan. During his tenure, Mr. Tsang managed $1 billion in private equity funds, with approximately 50 portfolio companies. He was involved in the management of a $3 billion fund, which was the largest Central Eastern European listed closed-end fund at the time of IPO in London. From July 2007 to June 2008, Mr. Tsang joined Lehman Brothers, where he managed private equity projects in Hong Kong, China, Taiwan and the United States. At Lehman Brothers, Mr. Tsang managed $500 million proprietary funds. Mr. Tsang has served as a director of the CFA Society of Hong Kong from 2013 to 2021. Mr. Tsang obtained his MBA from The University of Chicago Booth School of Business in 2017, the second bachelor degree of law from Tsinghua University in 2005 and a bachelor degree of engineering from the Chinese University of Hong Kong in 1998. He is a charterholder of Chartered Financial Analyst from the CFA Institute.

Ms. Serena Shie has served as our President, Chief Financial Officer and as a member of our board of directors since March 2021. Ms. Shie has almost a decade of experience in capital markets, property development and entrepreneurship. Ms. Shie has served as the Chief Executive Officer of Jumpstart Media since March of 2020, and is overseeing the growth of the office. Jumpstart Media is an English print publication in APAC. Since 2017, Ms. Shie has been the chief investment officer of Shiji Dingfeng Investment Co, Ltd., Huanya International Co., Ltd. and Quanzhou Chiyuan Trade Co., Ltd. Ms. Shie has also served as President of Lion Pride Properties Corp. since 2018, which invests into development of high rises in Manila, Philippines. From 2015 to 2017, Ms. Shie was an associate in the Hong Kong office of Latham & Watkins, LLP, where she worked on capital market transactions, with a focus on debt offerings, IPO and M&A. Prior to joining Latham & Watkins, Ms. Shie was the Chief Operating Officer of Silent Models LLC from 2011 to 2012 where she oversaw the growth of one of New York’s top boutique modeling agencies. Since April 2021, Ms. Shie has also been the CFO and director nominee of JVSPAC Acquisition Corp., since June 2021, she has been the CIO of Destone Acquisition Corp. and director of A SPAC II Acquisition Corp and since March 2022, she has been the COO and Director of A SPAC (HK) Acquisition Corp. Ms. Shie serves as the Director of Shenzhen Women’s Association and the Chair of Shie Scholarship Committee at Yongning Zhentao Elementary School. Ms. Shie holds a Bachelors from New York University, and a J.D. degree from Harvard Law School.

Mr. Tian Zhang has served as a member of our board of directors since December 2021. Mr. Zhang is experienced in capital markets, investment management, and business management. Since founding in 2017, Mr. Zhang serves various positions including Chief Executive Officer and Managing Partner at Destone Capital LLC, and Chief Financial Officer at

Destone Management Consulting Co., Ltd. Mr. Zhang currently serves as directors of Deepdive Suzhou Co., Ltd. and Deepdive Hongjian Xian Co., Ltd. Mr. Zhang was a director of Shenzhi Fitness Technology Co., Ltd. from June 2020 to January 2022. Mr. Zhang worked as an associate in the Investment Banking division of Morgan Stanley Securities Co., Ltd. between 2015 and 2017, where he was involved in a number of IPOs for large-scale enterprises, refinancing transactions, and mergers and acquisitions for public companies. Mr. Zhang obtained his dual Bachelor’s degrees in Economics and Communication from Peking University in 2012 and his dual Master’s degrees in Finance from Chinese University of Hong Kong and Economics from Peking University in 2015, respectively. We believe that Mr. Zhang is qualified to serve on our board of directors based on his expertise in finance and his business management expertise.

Mr. Yeong Kang Joseph Patrick Chu has served as a member of our board of directors since MPAC went public in April 2021. Mr. Chu has around 30 years of experience in origination and execution of equity capital market and corporate finance transactions in Asia, including M&A, fund raising, asset injections, IPOs, and restructuring. Mr. Chu began his career at Morgan Stanley and has held positions in the investment banking division of a number of global banks, including Morgan Grenfell (presently Deutsche Bank), SBC Warburg (Presently UBS) and Rothschild, where he served as a member of the board of directors in Hong Kong and a board member of a direct investment fund sponsored by Rothschild and the CITIC Group which was one of the first China direct investment funds ever established. From 2007 to 2009, Mr. Chu was Managing Director and Head of Hong Kong Coverage of CLSA Limited, an institutional brokerage and investment group, where he was responsible for the bank’s investment banking activities in Hong Kong and the PRC. In 2009, Mr. Chu established a joint venture with Galaxy Asset Management, an alternative investment company, under which he raised and managed an event driven fund and also set up a special situation fund and a corporate finance advisory firm. He acted as managing director and portfolio manager of Galaxy Asset Management, one of the earliest hedge funds established in Hong Kong with asset under management in excess of $1 billion. In 2011, Mr. Chu bought out Galaxy’s shares in the joint venture and renamed it Odysseus Capital Asia Limited. Over the last decade, Mr. Chu has been the Chairman, CEO of Odysseus Capital Group from 2011. Under his leadership, Odysseus Capital Group has expanded to cover a broad range of capital markets transactions, including restructuring, pre-IPO, IPO and M&A transactions. Mr. Chu is a Fellow Member of Hong Kong Institute of Directors and is a former director of Yan Oi Tong, one of the six largest charitable organizations in HK, and a member of its investment committee. Mr. Chu obtained an MBA from Imperial College London and a BEng degree in Chemical Engineering from University College London. We believe that Mr. Chu is qualified to serve on our board of directors based on his expertise in finance and his transaction expertise.

Mr. Brian Keng has served as a member of our board of directors since MPAC went public in April 2021. Mr. Keng is experienced in management, advisory and business development in China and the Philippines. Since 2017 Mr. Keng has served as the COO of Century Peak Holdings Corporation and CEO of Century Peak Energy Corporation. Century Peak Holdings Corporation invests and operates in a range of projects including mining, cement, steel, construction, land reclamation, and property development. Mr. Keng’s experience with the energy sector led him to become CEO of Century Peak Energy Corporation. Century Peak Energy Corporation focuses on building, owning and operating renewable energy assets such as hydro power projects. Within Century Peak, Mr. Keng helped manage a team of offices in Philippines, Hong Kong and Greater China. In 2017, Mr. Keng supervised an early investment round into Enovate Motors, an electric vehicle manufacturer in China. Due to this involvement, Mr. Keng became the CEO of Enovate Motors Philippines, which is the official distributor of Enovate vehicles, charging station, and app development in the Philippines. Mr. Keng graduated from the Shanghai University of Finance and Economics with a Bachelor’s degree in Finance. We believe that Mr. Keng is qualified to serve on our board of directors based on his management experience.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “— Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

Our Board of Directors has three standing committees: an audit committee, a compensation committee and a nominating committee. Each committee will operate under a charter that has been approved by our board and will have the composition and responsibilities described below. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NASDAQ rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages the Company’s independent accountants, reviewing their independence and performance; the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2021 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Tian Zhang, Yeong Kang Joseph Patrick Chu and Brian Keng each of whom is an independent director under NASDAQ’s listing standards. Yeong Kang Joseph Patrick Chu is the Chairperson of the Audit Committee. The Board has determined that Yeong Kang Joseph Patrick Chu qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons. The Nominating Committee did not hold any meetings in 2021.

The members of the Nominating Committee are Tian Zhang, Yeong Kang Joseph Patrick Chu and Brian Keng, each of whom is an independent director under NASDAQ’s listing standards. Yeong Kang Joseph Patrick is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation, makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet in 2021.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Tian Zhang, Yeong Kang Joseph Patrick Chu and Brian Keng, each of whom is an independent director under NASDAQ’s listing standards. Yeong Kang Joseph Patrick Chu is the Chairperson of the Compensation Committee.

Conflicts of Interest

Under British Virgin Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different classes of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our sponsors, directors and officers presently has, and in the future any of our sponsors, directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association will provide that, subject to his or her fiduciary duties under British Virgin Islands law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Our sponsor, officers and directors are, and may become sponsors, officers or directors of other special purpose acquisition companies. Notwithstanding that, such officers and directors will continue to have a pre-existing fiduciary obligation to us and we will, therefore, have priority over any special purpose acquisition companies they subsequently join. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers.”

●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to our founder shares and public shares in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 12 months after the closing of the IPO (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares and rights will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our sponsor until the earlier of (1) six months after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement units, private placement shares, private placement rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and rights following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Claudius Tsang	JVSakk Asset Management Limited	Asset Management	Partner
	ACH	Financial Services	Investment Director
	Female Entrepreneurs Worldwide	Internet Community	Advisor
	Beijing ReeChain Technology Limited	Blockchain	Director
	JVSPAC Acquisition Corp.	SPAC	Chief Investment Officer
	A SPAC I Acquisition Corp.	SPAC	Chief Executive Officer and Director
	A SPAC (HK) Acquisition Corp.	SPAC	Executive Director and Chief Executive Officer
Serena Shie	Jumpstart Media Limited	Management	Chief Executive Officer
	Shenzhen Women’s Association	Association	Director
	Shie Scholarship Committee at Yongning Zhentao Elementary School	Committee	Chair
	泉州驰源贸易有限公司	Investments	Chief Investment Officer
	东方创艺有限公司	Investments	Chief Investment Officer
	泉州亘拓企业咨询管理有限公司	Investments	Chief Investment Officer
	世纪顶峰投资有限公司	Investments	Chief Investment Officer
	寰亚国际有限公司	Investments	Chief Investment Officer
	Lion Pride Properties Corp.	Property Development	President
	A SPAC (HK) Acquisition Corp.	SPAC	Executive Director, Chief Operations Officer
	Destone Acquisition Corp.	SPAC	Chief Investment Officer
Yeong Kang Joseph Patrick Chu	Odysseus Capital Asia Limited	Corporate Finance	Founder and Chief Executive Officer
	Odysseus Capital Management Limited	Investment Advisory and Management	Founder and Chief Executive Officer
	Odysseus Capital Holdings Limited	Investment Holding	Director
	Homer International Investment Limited	Investments	Director
	CTG (HK) Company Limited	Investment Holding	Director
	Interstate Global Investment Limited	Investment Holding	Director
	Hong Kong Institute of Directors	Fellow Association	Fellow Member

Brian Keng	泉州驰源贸易有限公司	Investments	President
	东方创艺有限公司	Investments	President
	泉州亘拓企业咨询管理有限公司	Investments	President
	世纪顶峰投资有限公司	Investments	President
	寰亚国际有限公司	Investments	President
	Enovate Motors Philippines	Electric Vehicles	Chief Executive Officer
	Century Peak Holdings Corporation	Investments	Chief Operating Officer
	Lion Pride Properties Corp.	Property Development	Partner
Tian Zhang	Destone Capital LLC	Investment and Holding Company	Chief Executive Officer
	Deepdive Suzhou Co., ltd.	Sports and fitness	Director
	Destone Acquisition Corp.	SPAC	Chief Financial Officer and Director
	Deepdive Hongjian Xian Co., ltd.	Sports and fitness	Director and Chief Executive Officer

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective insider shares and private shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to the IPO. If they purchased ordinary shares in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial shareholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will any of our initial shareholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner during 2021.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of April 15, 2022 the number of Ordinary Shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group. As of April 15, 2022, we had 1,730,000 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the conversion of private placement rights, as the private placement rights are not convertible within 60 days of April 15, 2022.

Approximate
Percentage
	Amount and	of
	Nature of	Outstanding
	Beneficial	Ordinary
Name and Address of Beneficial Owner(1)	Ownership	Shares
First Euro Investments Limited(2)	1,730,000	23%
Claudius Tsang	—	—
Serena Shie	—	—
Tian Zhang	—	—
Yeong Kang Joseph Patrick Chu	—	—
Brian Keng	—	—
All directors and executive officers (5 individuals) and the sponsor as a group	1,730,000	23%
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Model Performance Acquisition Corp. Cheung Kong Center, 58th Floor, Unit 5801, 2 Queen Road Central, Central, Hong Kong.
(2)	Yuet Bun Wu owns and controls First Euro Investments Limited

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. These loans are non-interest bearing, unsecured and are due at the earlier of the closing of the IPO or the date which the company determines not to conduct the IPO. These loans will be repaid upon the closing of the IPO out of the $500,000 of offering proceeds not held in the trust account.

Our sponsor and our executive officers and directors are deemed to be our “promoters,” as that term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In January 2021, our sponsor purchased 1,437,500 founder shares for an aggregate purchase price of $25,001, or approximately $0.017 per share. Our sponsor will own 20% of our issued and outstanding shares after the IPO (assuming it does not purchase units in the IPO and excluding the private placement shares and the Representative’s shares) and will have the right to elect all of our directors prior to our initial business combination.

Our sponsor agreed to purchase an aggregate of 270,000 units (or 292,500 units if the over-allotment option is exercised in full) at a price of $10.00 per unit in a private placement that will close simultaneously with the closing of the IPO. Each private placement unit was identical to the units sold in the IPO, except as described in this prospectus. The private placement shares, the private placement warrants and the private placement rights (including the Class A ordinary shares issuable upon exercise of the private placement warrants and upon conversion of the private placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, private placement shares, private placement warrants or private placement rights, which will expire worthless if we do not consummate a business combination within the allotted 12-month period (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time). You will not be able to vote on or redeem your shares in connection with any such extension.

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. These loans are non-interest bearing, unsecured and are due at the earlier of the closing of the IPO or the date which the company determines not to conduct the IPO. These loans will be repaid upon the closing of the IPO out of the $500,000 of offering proceeds not held in the trust account.

The holders of our insider shares issued and outstanding on the date of the IPO, as well as the holders of the private units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of a majority of the private units or securities issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholders, officers or directors who owned our ordinary shares prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

There will be no finder’s fees, reimbursements or cash payments made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of the IPO and the sale of the private placement units held in the trust account prior to the completion of our initial business combination: (i) repayment of an aggregate of up to $200,000 in loans made to us by our sponsor to cover offering-related and organizational expenses; (ii) payment to an affiliate of our sponsor of a total of $10,000 per month for office space, administrative and support services; (iii) reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and (iv) repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,150,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. These payments may be funded using the net proceeds of the IPO and the sale of the private placement units not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the period from January 8, 2021 (inception) through December 31, 2021, the firm of Marcum LLP, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees billed by Marcum LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement and other required filings with the SEC for the period from January 8, 2021 (inception) through December 31, 2021 totaled $105,575.

Audit-Related Fees. We did not pay Marcum LLP for consultations concerning financial accounting and reporting standards during the year ending December 31, 2021 and for the period from January 8, 2021  (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum LLP for tax planning and tax advice for the year ending December 31, 2021 and for the period from January, 2021 (inception) through January 8, 2021.

All Other Fees. We did not pay Marcum LLP for other services for the year ending December 31, 2021 and for the period from January 8, 2021 (inception) through December 31, 2021.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2021, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:
(1)	The financial statements listed on the Financial Statements’ Table of Contents
(2)	Not applicable
(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

1.1

Underwriting Agreement, dated April 7, 2021 by and between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 13, 2021)

2.1

First Amendment to Merger Agreement, dated as of January 6, 2022, by and among the Registrant and MMV (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 06, 2022)

3.1

Third Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 13, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 12, 2021)

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 12, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 12, 2021)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 12, 2021)

4.5

Warrant Agreement, dated April 7, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 13, 2021)

10.1

Rights Agreement, dated April 7, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 13, 2021)

10.2

Promissory Note, dated as of January 13, 2021 issued to First Euro Investments Limited (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 12, 2021).

10.3

Letter Agreement, dated April 7, 2021, by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 13, 2021)

10.4

Investment Management Trust Account Agreement, dated April 7,2021 by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 13, 2021)

10.5

Registration Rights Agreement, dated April 7, 2021 among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 13, 2021)

10.6

Securities Subscription Agreement, dated January 14, 2021, by and between the Registrant and First Euro Investments Limited (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 12, 2021)

10.7

Private Placements Units Purchase Agreement, dated April 7, 2021 by and between the Registrant and First Euro Investments Limited (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 13, 2021)

10.8

Administrative Services Agreement, dated April 7, 2021 by and between the Registrant and the sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 13, 2021)

10.9

Subscription Agreement, dated August 06, 2021, by and among the Registrant and certain institutional and accredited investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on August 9, 2021)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 12, 2021)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 12, 2021)

99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 12, 2021)

99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 12, 2021)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODEL PERFORMANCE ACQUISITION CORP.

Dated: April 15, 2022	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Claudius Tsang	Chairman and Chief Executive Officer	April 15, 2022
Claudius Tsang	(Principal Executive Officer)

/s/ Serena Shie	Chief Financial Officer and Director	April 15, 2022
Serena Shie	(Principal Accounting and Financial Officer)

/s/ Tian Zhang	Director	April 15, 2022
Tian Zhang

/s/ Yeong Kang Joseph Patrick Chu	Director	April 15, 2022
Yeong Kang Joseph Patrick Chu

/s/ Brian Keng	Director	April 15, 2022
Brian Keng

MODEL PERFORMANCE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Model Performance Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Model Performance Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the period from January 8, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on April 7, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company has limited capital resources and will need additional financing to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, TX
April 15, 2022

MODEL PERFORMANCE ACQUISITION CORP.

BALANCE SHEET

December 31, 2021
Assets
Cash	$336,852
Prepaid assets	49,253
Total current assets	386,105
Marketable securities held in Trust Account	58,078,580
Total Assets	$58,464,685
Liabilities and Shareholders’ Equity (Deficit)
Accrued offering costs and expenses	$559,478
Due to related parties	58,413
Total current liabilities	617,891
Warrant liability	52,151
Deferred underwriting fee	2,012,500
Total liabilities	2,682,542
Commitments
Class A ordinary shares subject to possible redemption, 5,750,000 shares at redemption value	58,078,580

Shareholders’ Equity (Deficit):
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 350,000 issued and outstanding (excluding 5,750,000 subject to possible redemption)	2,925,000
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,437,500 shares issued and outstanding	25,001
Accumulated deficit	(5,246,438)
Total shareholders’ equity (deficit)	(2,296,437)
Total Liabilities and Shareholders’ Equity (Deficit)	$58,464,685

The accompanying notes are an integral part of these financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the period from
January 8, 2021 (Inception)
to December 31,
2021
Formation and operating costs	$960,518
Loss from operations	(960,518)
Other income
Change in fair value of warrant liability	84,820
Trust interest income	3,580
Total other income	88,400
Net loss	$(872,118)
Basic and diluted weighted average Class A ordinary shares	4,487,283
Basic and diluted net loss per Class A ordinary shares	$(0.15)
Basic and diluted weighted average Class B ordinary shares	1,417,367
Basic and diluted net loss per ordinary shares	$(0.15)

The accompanying notes are an integral part of these financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Equity (Deficit)
Balance as of January 8, 2021 (Inception)	—	$—	—	$—	$—	$—
Issuance of Founder shares	—	—	1,437,500	25,001	—	25,001
Sale of 270,000 Private Placement Units on April 12, 2021	270,000	2,700,000	—	—	—	2,700,000
Sale of 22,500 Private Placement Units on April 15, 2021 through over-allotment	22,500	225,000	—	—	—	225,000
Issuance of representative shares	50,000	—	—	—	401,711	401,711
Issuance of representative shares through over-allotment	7,500	—	—	—	60,257	60,257
Accretion of carrying value to redemption value	—	—	—	—	(4,257,708)	(4,257,708)
Additional amount in deposited into trust ($10.10 per Unit-$10.00 per Unit)	—	—	—	—	(575,000)	(575,000)
Net loss	—	—	—	—	(872,118)	(872,118)
Accretion of interest income	—	—	—	—	(3,580)	(3,580)
Balance as of December 31, 2021	350,000	$2,925,000	1,437,500	$25,001	$(5,246,438)	$(2,296,437)

The accompanying notes are an integral part of these financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the period from
January 8, 2021
(Inception) to December
31, 2021
Cash flows from operating activities:
Net loss	$(872,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	3,725
Interest earned on cash and marketable securities held in Trust Account	(3,580)
Change in fair value of warrant liability	(84,820)
Changes in current assets and liabilities:
Prepaid assets	103,747
Due to related parties	58,413
Accrued expenses	559,478
Net cash used in operating activities	(235,155)

Cash flows from investing activities:
Investment held in Trust Account	(58,075,000)
Net cash used in investing activities	(58,075,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of costs	56,350,000
Proceeds from private placement	2,925,000
Payment of advance from related party	(110,243)
Payment of promissory note from related party	(200,000)
Payment of deferred offering costs	(317,750)
Net cash provided by financing activities	58,647,007

Net change in cash	336,852
Cash, beginning of the period	—
Cash, end of the period	$336,852

Supplemental disclosure of non-cash investing and financing activities
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,001
Offering costs paid by Sponsor under promissory note	$153,518
Deferred underwriting fee	$2,012,500
Initial recognition of private warrants	$136,971

The accompanying notes are an integral part of these financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization, Business Operation, Liquidation and Going Concern

Model Performance Acquisition Corp. (the “Company”) was incorporated as a British Virgin Islands exempted company on January 8, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 8, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of December 31, 2021, the Company had $336,852 in cash, and working capital deficiency of $231,786.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $200,000 under the Note (Note 6). Subsequent from the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

On January 10, 2022 and March 21, 2022, the Company received two loans, for an aggregate of $1,699,975, from the target company, MMV(as define below).

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

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 12, 2022 (after one extension for a quarter since April 12, 2022, the initial expiration date) to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 12, 2022. On August 6, 2021, the Company entered into a merger agreement (the “Merger Agreement”), which provides for a business combination between the Company and MultiMetaVerse Inc., a Cayman Islands exempted company (“MMV”), which is discussed in Note 7. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by July 12, 2022.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

As of December 31, 2021, the Company had $336,852 in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in institutional money market mutual funds.

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

As of December 31, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$57,500,000
Less:
Proceeds allocated to Warrants	(136,971)
Ordinary share issuance costs	(4,120,737)
Plus:
Accretion of carrying value to redemption value	4,257,708
Additional amount in deposited into trust ($10.10 per Unit-$10.00 per Unit)	575,000
Accretion of interest income	3,580
Contingently redeemable ordinary shares	$58,078,580

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO, while the offering costs attributable to private warrants are immaterial and not recorded. Accordingly, as of December 31, 2021, offering costs in the aggregate of $4,120,737 have been charged to shareholders’ equity (consisting of $1,150,000 of underwriting fee, $2,012,500 of deferred underwriting fee, and $496,269 of other offering costs, and $461,968 of fair value of 57,500 representative's ordinary shares).

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 6,042,500 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period from January 8, 2021 (inception) through December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the period from January 8, 2021 (Inception) to
	December 31, 2021
	Redeemable	Non-Redeemable
	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(624,726)	$(38,046)	$(209,345)
Denominator:
Weighted-average shares outstanding	4,229,692	257,591	1,417,367
Basic and diluted net loss per share	$(0.15)	$(0.15)	$(0.15)

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 5,000,000 Units, (at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share one-half of one redeemable warrant and one right. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Each right entitles the holder to receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination.

On April 15, 2021, the underwriter fully exercised their over-allotment option with respect to the 750,000 option units resulting in gross proceeds of $7,500,000.

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

Simultaneously with the fully exercise of over-allotment option, the Sponsor purchased an aggregate of 22,500 Private Placement Units resulting in gross proceeds of $225,000.

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

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on non-recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Asset:
Marketable securities held in Trust Account	$58,078,580	$—	$—	$58,078,580
Total Asset	$58,078,580	$—	$—	$58,078,580
Liability:
Warrant Liability	$—	$—	$52,151	$52,151
Total Liability	$—	$—	$52,151	$52,151

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	April 12,	December 31,
Inputs	2021	2021
Exercise price	$11.50	$11.50
Stock price	$8.07	$9.99
Volatility	24.4%	7.1%
Expected term of the warrants	5.69	5.35
Risk-free rate	1.03	1.29%
Dividend yield	—	—

The following table sets forth a summary of the changes in the fair value of the warrant liability for the period from January 8, 2021 (inception) to December 31, 2021:

Warrant
Liability
Fair value as of January 8, 2021 (inception)	$—
Initial fair value of warrant liability upon issuance at IPO	126,435
Initial fair value of warrant liability upon the exercise of over-allotment option	10,536
Change in fair value of warrant liability	(84,820)
Fair value as of December 31, 2021	$52,151

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

Promissory Note — Related Party

On January 13, 2021, the Sponsor agreed to loan the Company up to $200,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the closing of the IPO. The Company had borrowed $200,000 under the promissory note and fully repaid as of December 31, 2021.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working

Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination company at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Extension Loan

The Company has until April 12, 2022 (12 months from the closing of the IPO) to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, it may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company on the date of the IPO, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the Trust Account $500,000, or up to $575,000 if the underwriters over-allotment option is exercised in full ($0.10 per share in either case) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,000,000 (or $1,150,000 if the underwriters over-allotment option is exercised in full), or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Up to $1,150,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination.

On March 29, 2022, the Company deposited $575,000 into the Trust Account, to extend the expiration date of the Company to July 12, 2022.

Administrative Support Agreement

Commencing on the date of the IPO, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from April 7, 2021 (“Effective Date”) through December 31, 2021, the Company incurred $86,333 in expenses in connection with such services.

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

Representative’s Ordinary Shares

The Company has issued to Maxim Partners LLC and/or its designees, 57,500 ordinary shares upon the consummation of IPO and the exercise of the over-allotment option, the fair value of which is $461,968 using the Monte-Carlo simulation model. The fair value of the representative’s ordinary shares granted to Maxim was estimated as of the date of grant using the following assumptions: (1) expected volatility of 14%, (2) risk-free interest rate of 0.05% and (3) fair value per ordinary share of $8.69. The value of the Representative Shares had been recorded as deferred offering costs and additional paid-in capital upon Underwriter’s completion of the IPO services for which it received the Representative Shares as compensation. The deferred offering costs were included in the total offering costs that were allocated among public ordinary shares and warrants upon IPO. Maxim has agreed not to transfer, assign or sell any such shares until the completion of the initial Business Combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period.

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

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with no par value and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were not preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares at no par value. As of December 31, 2021, there were 350,000 Class A ordinary shares outstanding, excluding 5,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares —The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at no par value. As of December 31, 2021, there were 1,437,500 Class B ordinary shares issued and outstanding.

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

Rights

Each holder of a right will receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of such right redeemed all Class A ordinary shares held by the holder in connection with the initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On January 6, 2022, the Company and Avatar Group Holdings Limited entered into a First Amendment to the Merger Agreement (the “Amendment”). Under the Amendment, the proposed business combination (the “Business Combination”) will be extended to September 30, 2022 from December 31, 2021. The Amendment includes an amended covenant to procure equity financing in the aggregate amount of US $10,000,000 no later than fifteen (15) days prior to the closing date of the Business Combination. The Amendment also contains five (5) new covenants.

Simultaneously, the MultiMetaVerse Inc. agrees to make to Company, and the Company agrees to borrow from the MultiMetaVerse Inc. three tranches of non-interest bearing loans in the aggregate principal amount of $2,750,000, all of which shall become repayable upon closing of the Business Combination, or if the Company, Model Performance Mini Corp. and Model Performance Mini Sub Corp. materially breach the Merger Agreement or the Amendment and such breach has not been cured within fifteen (15) days.

On January 10, 2022 and March 21, 2022, the Company received two loans, for an aggregate of $1,699,975, from  MultiMetaVerse Inc.

On March 29, 2022, the Company deposited $575,000 into the Trust Account, to extend the expiration date of the Company to July 12, 2022.