Form 10-Q
period 2022-03-31
Model Performance Acquisition Corp
filed 2022-05-16
CIK 1841993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

MODEL PERFORMANCE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Charter)

British Virgin Islands	001-40318	n/a
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Cheung Kong Center, Unit 5801, 58th Floor 2 Queen’s Road Central Central Hong Kong
(Address of Principal Executive Offices) (Zip Code)

+852 9258 9728
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, with no par value, one-half of one redeemable warrant and one right to receive one-tenth of one Class A ordinary share	MPACU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	MPAC	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units	MPACW	The Nasdaq Stock Market LLC
Rights included as part of the units	MPACR	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 16, 2022, 6,100,000 Class A ordinary shares and 1,437,500 Class B ordinary shares, no par value per share, were issued and outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and for the Period from January 8, 2021 (Inception) through March 31, 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the Period from January 8, 2021 (Inception) through March 31, 2021	3

	Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2022 and for the Period from January 8, 2021 (Inception) through March 31, 2021	5

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODEL PERFORMANCE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$577,092	$336,852
Prepaid expenses and other current assets	332,813	49,253
Total current assets	909,905	386,105
Prepaid expenses, Non-Current	10,018	—
Marketable securities held in Trust Account	58,655,013	58,078,580
Total Assets	$59,574,936	$58,464,685
Liabilities and Shareholders' Equity (Deficit)
Accrued offering costs and expenses	$184,858	$559,478
Due to related parties	1,728,388	58,413
Total current liabilities	1,913,246	617,891
Warrant liability	22,055	52,151
Deferred underwriting fee	2,012,500	2,012,500
Total liabilities	3,947,801	2,682,542
Commitments
Class A ordinary shares subject to possible redemption, 5,750,000 shares at $10.20 and $10.10 redemption value as of March 31, 2022 and December 31, 2021, respectively	58,655,013	58,078,580

Shareholders' Equity (Deficit):
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 350,000 issued and outstanding (excluding 5,750,000 subject to possible redemption)	2,925,000	2,925,000
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,437,500 shares issued and outstanding	25,001	25,001
Accumulated deficit	(5,977,879)	(5,246,438)
Total shareholders’ equity (deficit)	(3,027,878)	(2,296,437)
Total Liabilities and Shareholders’ Equity (Deficit)	$59,574,936	$58,464,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the period from
	For the	January 8, 2021
	three months ended	(Inception) to
	March 31, 2022	March 31, 2021
Formation and operating costs	$186,537	$3,725
Loss from operations	(186,537)	(3,725)
Other income
Change in fair value of warrant liability	30,096	—
Trust interest income	1,433	—
Total other income	31,529	—
Net loss	$(155,008)	$(3,725)
Basic and diluted weighted average Class A ordinary shares	6,100,000	—
Basic and diluted net loss per Class A ordinary shares	$(0.02)	$—
Basic and diluted weighted average Class B ordinary shares	1,437,500	1,437,500
Basic and diluted net loss per Class B ordinary shares	$(0.02)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

CONDENSED CONSOLIDATEDSTATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Equity (Deficit)
Balance as of December 31, 2021	350,000	$2,925,000	1,437,500	$25,001	$(5,246,438)	$(2,296,437)

Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,433)	(1,433)
Additional amount deposited into trust ($0.10 per Class A ordinary share subject to possible redemption)	—	—	—	—	(575,000)	(575,000)
Net loss	—	—	—	—	(155,008)	(155,008)
Balance as of March 31, 2022	350,000	$2,925,000	1,437,500	$25,001	$(5,977,879)	$(3,027,878)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

CONDENSED CONSOLIDATEDSTATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 8, 2021(INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Equity (Deficit)
Balance as of January 8, 2021 (Inception)	—	$—	—	$—	$—	$—
Issuance of Founder shares	—	—	1,437,500	25,001	—	25,001
Net loss	—	—	—	—	(3,725)	(3,725)
Balance as of March 31, 2021	—	$—	1,437,500	$25,001	$(3,725)	$21,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MODEL PERFORMANCE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period from
	For the three months	January 8, 2021
	ended	(Inception) to
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(155,008)	$(3,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	—	3,725
Interest earned on cash and marketable securities held in Trust Account	(1,433)	—
Change in fair value of warrant liability	(30,096)	—
Changes in current assets and liabilities:
Prepaid assets	(293,578)	—
Accrued expenses	(374,620)	—
Net cash used in operating activities	(854,735)	—

Cash flows from investing activities:
Additional amount deposited into trust ($0.10 per Class A ordinary share subject to possible redemption)	(575,000)	—
Net cash used in investing activities	(575,000)	—

Cash flows from financing activities:
Proceeds from loan from related party	1,669,975	—
Net cash provided by financing activities	1,669,975	—

Net change in cash	240,240	—
Cash, beginning of the period	336,852	—
Cash, end of the period	$577,092	$—

Supplemental disclosure of non-cash investing and financing activities
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$—	$25,001
Offering costs paid by Sponsor under promissory note	$—	$145,808
Deferred offering costs included in accrued offering costs and expenses	$—	$2,950
Remeasurement of Class A ordinary shares subject to possible redemption	$1,433	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 8, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On March 30, 2022, the Company issued a press release, announcing that on March 29, 2022, using the loan amount received to date, the Company has deposited into the Company’s trust account $575,000 (representing $0.10 per Class A ordinary share) to extend the Combination Period from April 12, 2022 to July 12, 2022. The Company will extend an additional three months to consummate the Business Combination, if the Company anticipates that it may not be able to consummate the initial Business Combination before July 12, 2022.

Merger

The Company has entered into a merger agreement, dated as of August 6, 2021 (the “Merger Agreement”), which provides for a business combination between the Company and MultiMetaVerse Inc., a Cayman Islands exempted company (“MMV”). Pursuant to the Merger Agreement, the business combination will be effected in two steps: (i) subject to the approval and adoption of the Merger Agreement by the shareholders of the Company, the Company will reincorporate to British Virgin Islands by merging with and into Model Performance Mini Corp., a British Virgin Islands business company (“PubCo”), with PubCo remaining as the surviving publicly traded entity (the “Reincorporation Merger”); and (ii) Model Performance Mini Sub Corp., a Cayman Islands exempted company and wholly-owned subsidiary of PubCo (“Merger Sub”), will be merged with and into MMV resulting in MMV being a wholly-owned subsidiary of PubCo (the “Acquisition Merger”).

On January 6, 2022, each of the parties to the Merger Agreement and Avatar Group Holdings Limited entered into a First Amendment to the Merger Agreement (the “Amendment”). Under the Amendment, the proposed business combination (the “Business Combination”) will be extended to September 30, 2022 from December 31, 2021. The Amendment includes an amended covenant to procure equity financing in the aggregate amount of $10,000,000 no later than fifteen (15) days prior to the closing date of the Business Combination. The Amendment also contains five (5) new covenants.

Simultaneously, MMV agrees to make to Company, and the Company agrees to borrow from MMV three tranches of non-interest bearing loans in the aggregate principal amount of $2,750,000, all of which shall become repayable upon closing of the Business Combination, or if the Company, Model Performance Mini Corp. and Model Performance Mini Sub Corp. materially breach the Merger Agreement or the Amendment and such breach has not been cured within fifteen (15) days after the Company’s receipt of such notice containing the details of breach. On January 10, 2022 and March 21, 2022, the Company received two loans, for an aggregate of $1,699,975, from the target company, MMV.

Simultaneously, the Company has entered into certain subscription agreement (the “Subscription Agreement”) with certain investor, pursuant to which such investor has committed to provide equity financing to the Company immediately prior to the closing of the business combination in the aggregate amount of $10,000,000 (the “Committed PIPE Financing”). As soon as practicable after the signing, but in any event no later than 15 days prior to the closing of the business combination, the MMV shall procure additional reputable investors to provide equity financing in the aggregate amount of $10,000,000 to the Company on substantially the same terms and conditions in the Subscription Agreement (the “Additional PIPE Financing”, together with the Committed PIPE Financing, the “Equity Financing”).

Liquidity and Going Concern

As of March 31, 2022, the Company had $577,092 in cash, and working capital deficiency of $1,003,341.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $200,000 under the Note (Note 6). Subsequent from the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

On January 10, 2022 and March 21, 2022, the Company received two loans, for an aggregate of $1,699,975, from the target company, MMV (as define below).

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company expects to incur increased expenses since becoming a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses in connection with the initial Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet our obligations.

In addition, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 12, 2022 (after one extension for a quarter since April 12, 2022, the initial expiration date) to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 12, 2022. On August 6, 2021, the Company entered into a merger agreement (the “Merger Agreement”), which provides for a business combination between the Company and MultiMetaVerse Inc., a Cayman Islands exempted company (“MMV”), which is discussed in Note 7. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by July 12, 2022. These conditions raise substantial doubt about our ability to continue as a going concern.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Form 10-K filed by the Company with the SEC on April 15, 2022.

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

Cash and Cash Equivalents

As of March 31, 2022 and December 31, 2021, the Company had $577,092 and $336,852 in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in institutional money market mutual funds and cash. The Company’s investments held in the Trust Account are classified as trading securities.

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

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

	March 31,	December 31,
	2022	2021
Gross proceeds from IPO	$57,500,000	$57,500,000
Less:
Proceeds allocated to Warrants	(136,971)	(136,971)
Ordinary share issuance costs	(4,120,737)	(4,120,737)
Plus:
Accretion of carrying value to redemption value	4,257,708	4,257,708
Additional amount deposited into trust	1,150,000	575,000
Remeasurement of Class A ordinary shares subject to possible redemption	5,013	3,580
Contingently redeemable ordinary shares	$58,655,013	$58,078,580

On March 30, 2022, the Company issued a press release, announcing that on March 29, 2022, using the loan amount received to date, the Company has deposited into the Company’s trust account $575,000 (representing $0.10 per Class A ordinary share) to extend the Combination Period from April 12, 2022 to July 12, 2022. The Company will extend an additional three months to consummate the Business Combination, if the Company anticipates that it may not be able to consummate the initial Business Combination before July 12, 2022.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO, while the offering costs attributable to private placement warrants are immaterial and not recorded. Accordingly, as of March 31, 2022, offering costs in the aggregate of $4,120,737 have been charged to shareholders’ equity (consisting of $1,150,000 of underwriting fee, $2,012,500 of deferred underwriting fee, and $496,269 of other offering costs, and $461,968 of fair value of 57,500 representative’s ordinary shares).

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the British Virgin Islands. In accordance with British Virgin Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company accounts for the private placement warrants as warrant liabilities due to certain features contained in the warrant agreements that give rise to liability treatment. The Public Warrants are treated as equity as they do not meet the definition of a warrant liability.

Net Loss Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 3,021,250 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and the period from January 8, 2021 (inception) through March 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

				From January 8, 2021
	Three months ended March 31,			(Inception) to March
	2022			31, 2021
	Redeemable	Non-Redeemable
	Class A	Class A	Class B	Class B
Numerator:
Allocation of net loss	$(118,248)	$(7,198)	$(29,562)	$(3,725)
Denominator:
Weighted-average shares outstanding	5,750,000	350,000	1,437,500	1,437,500
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.02)	$(0.00)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on non-recurring basis as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Asset:
Marketable securities held in Trust Account	$58,655,013	$—	$—	$58,655,013
Total Asset	$58,655,013	$—	$—	$58,655,013
Liability:
Warrant Liability	$—	$—	$22,055	$22,055

Total Liability	$—	$—	$22,055	$22,055

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	April 12,	December 31,	March 31,
Inputs	2021	2021	2022
Exercise price	$11.50	$11.50	$11.50
Stock price	$8.07	$9.99	$10.13
Volatility	24.4%	7.1%	1.4%
Expected term of the warrants	5.69	5.35	5.50
Risk-free rate	1.03	1.29%	2.41%
Dividend yield	—	—	—

The following table sets forth a summary of the changes in the fair value of the warrant liability for the three months ended March 31, 2022. There were no warrants outstanding for the three months ended March 31, 2021:

Warrant
Liability
Fair value as of December 31, 2021	$52,151
Change in fair value of warrant liability	(30,096)
Fair value as of March 31, 2022	$22,055

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

Promissory Note - Related Party

On January 13, 2021, the Sponsor agreed to loan the Company up to $200,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the closing of the IPO. The Company had borrowed $200,000 under the promissory note and fully repaid as of August 24, 2021. As of March 31, 2022 and December 31, 2021, the Promissory Note was terminated.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination company at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

MMV Loans

On January 6, 2022, each of the parties to the Merger Agreement and Avatar Group Holdings Limited entered into a First Amendment to the Merger Agreement (the “Amendment”). Under the Amendment, MMV agrees to make to Company, and the Company agrees to borrow from MMV three tranches of non-interest bearing loans in the aggregate principal amount of $2,750,000, all of which shall become repayable upon closing of the Business Combination, or if the Company, Model Performance Mini Corp. and Model Performance Mini Sub Corp. materially breach the Merger Agreement or the Amendment and such breach has not been cured within fifteen (15) days after the Company’s receipt of such notice containing the details of breach. On January 10, 2022 and March 21, 2022, the Company received two loans, for an aggregate of $1,699,975, from the target company, MMV.

Extension Loan

The Company has until April 12, 2022 (12 months from the closing of the IPO) to consummate an initial Business Combination. The Company could extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company on the date of the IPO, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,150,000), or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, it would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Up to $1,150,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination.

On March 30, 2022, the Company issued a press release, announcing that on March 29, 2022, using the loan amount received to date, the Company has deposited into the Company’s trust account $575,000 (representing $0.10 per Class A ordinary share) to extend the Combination Period from April 12, 2022 to July 12, 2022. The Company will extend an additional three months to consummate the Business Combination, if the Company anticipates that it may not be able to consummate the initial Business Combination before July 12, 2022.

Administrative Support Agreement

Commencing on the date of the IPO, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and the period from January 8, 2021 (inception) through March 31, 2021, the Company incurred $30,000 and $0 in expenses in connection with such services.

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

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with no par value and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were not preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares at no par value. As of March 31, 2022 and December 31, 2021, there were 350,000 Class A ordinary shares outstanding, excluding 5,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares —The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at no par value. As of March 31, 2022 and December 31, 2021, there were 1,437,500 Class B ordinary shares issued and outstanding.

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

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days ‘ prior written notice of redemption to each warrant holder and
●	if, and only if, the reported last sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “MPAC,” “our,” “us” or “we” refer to Model Performance Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination (as defined below) will be successful.

Business Combination Agreement

On August 6, 2021, MultiMetaVerse Inc., a Cayman Islands exempted company (“MMV”), Model Performance Acquisition Corp., a British Virgin Islands business company (the “Parent”), certain shareholders of MMV (each, a “Principal Shareholder” and collectively the “Principal Shareholders”), Model Performance Mini Corp., a British Virgin Islands business company (“Purchaser”) and Model Performance Mini Sub Corp., a Cayman Islands exempted company and wholly-owned subsidiary of the Purchaser (the “Merger Sub”), entered into a Merger Agreement (the “Merger Agreement”).

On January 6, 2022, each of the parties to the Merger Agreement and Avatar Group Holdings Limited, a British Virgin Islands business company controlled by certain Principal Shareholder (“Avatar”), entered into a First Amendment to Merger Agreement (the “Amendment”). Pursuant to the Amendment, the parties agreed, among other things, that the Outside Closing Date (as defined in the Merger Agreement) of the proposed business combination contemplated by the Merger Agreement (the “Business Combination”) shall be extended to September 30, 2022 from December 31, 2021.

The Amendment includes an amended covenant for MMV to procure from additional reputable investors equity financing in the aggregate amount of $10,000,000 to Parent no later than 15 days prior to the closing date of the Business Combination (the “Closing Date”).

The Amendment also includes the following new covenants:

●	MMV agrees to make to Parent, and Parent agrees to borrow from MMV three tranches of non-interest bearing loans in the aggregate principal amount of $2,750,000 (the “Company Loans”), all of which shall become repayable upon closing of the Business Combination, or if the Purchaser Parties (defined below) materially breach the Merger Agreement or the Amendment and such breach has not been cured within fifteen (15) days after the Company’s receipt of such notice containing the details of breach;

●	Parent shall use the proceeds of MMV Loans for, among other things, working capital and to fund amounts required to extend the period of time for Parent to consummate a Business Combination for up to two (2) times up to 18 months from the closing of its initial public offering (“Parent’s Duration Period”);
●	prior to the expiration of the Parent’s Duration Period, the Parent shall hold a general meeting of shareholders to further extend the Parent’s Duration Period (the “Further Extension Period”), and MMV shall bear and prepay Parent in the form of additional loans to fund for any and all costs and expenses incurred (including costs from an increased redemption amount or additional premium paid or to be paid to the shareholders of Parent);
●	in the event that the closing of the Business Combination fails to occur within the Parent’s Duration Period (inclusive of applicable Further Extension Period) due to reasons not directly attributable to Parent, Purchaser and Merger Sub (collectively, the “Purchaser Parties”), Avatar shall pay Parent a lump sum payment of $3,250,000 (the “No-Deal Payment”); and
●	in the event that the closing of the Business Combination fails to occur on or prior to August 25, 2022, within five (5) business days after the Company’s receipt of relevant account details, MMV and Avatar shall (on a joint and several basis) deposit $2,900,000 of the No-Deal Payment into an escrow account designated by Parent, the amount of which shall be released to Parent, for satisfaction of the obligation of Avatar under the Amendment.

The transactions set forth in the Amendment are further described in our Current Report on Form 8-K filed with the SEC on January 6, 2022.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had a net loss of $155,008 which consisted of formation and operating expenses $186,537, offset by interest earned on marketable securities held in Trust Account of $1,433, change in fair value of warrant liability of $30,096.

For the period from January 8, 2021 (inception) to March 31, 2021, we had a net loss of $3,725 which consisted of formation and operating expenses.

Liquidity and Capital Resources

On April 12, 2021, the Company consummated the IPO of 5,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share (“Ordinary Share”), one-half of one redeemable warrant (“Warrant”) with each whole warrant entitling its holder to purchase one Ordinary Share at a price of $11.50, and one right (“Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Company granted the underwriters of the IPO (the “Underwriters”) a 45-day option to purchase up to an additional 750,000 units at the IPO price to cover over-allotments, which was subsequently exercised on April 12, 2021 (the “Over-Allotment Option”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. On April 15, 2021, the Over-Allotment Option closed. The total aggregate issuance by the Company of the Over- Allotment Option Units at a price of $10.00 per unit resulted in total gross proceeds of $7,500,000. On April 15, 2021, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 22,500 private Units, generating gross proceeds of $225,000. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

Following the Initial Public Offering, the sale of the Private Placement Warrants and the exercise of over-allotment option, a total of $58,075,000 was placed in the Trust Account. As of March 31, 2022, we had $577,092 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $3,658,769 in transaction costs, including $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees and $496,269 of other offering costs.

For the three months ended March 31, 2022, cash and cash equivalents used in operating activities was $854,735. Net loss of $155,008 was affected by noncash charges related to interest earned on marketable securities held in Trust Account of $1,433, change in fair value of warrant liability of $30,096 and cash used in operating activities of $668,198.

For the period from January 8, 2021 (inception) to March 31, 2021, cash and cash equivalents used in operating activities was $0. Net loss of $3,725 was affected by noncash charges related to formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $3,725.

For the three months ended March 31, 2022, we had cash of $577,092 available for working capital needs.

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

On January 10, 2022 and March 21, 2022, we received two loans, for an aggregate of $1,699,975, from MMV.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate its business prior to our Business Combination. Moreover, we may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete the Business Combination because it does not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In addition, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until July 12, 2022 (after one extension for a quarter since April 12, 2022, the initial expiration date) to consummate the proposed Business Combination. It is uncertain that we will be able to consummate the proposed Business Combination by this time. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 12, 2022. On August 6, 2021, we entered into a Merger Agreement, which provides for a business combination between us and MMV. We intend to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by July 12, 2022.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

The Company accounts for the private placement warrants as warrant liabilities due to certain features contained in the warrant agreements that give rise to liability treatment. The Public Warrants are treated as equity as they do not meet the definition of a warrant liability.

Net Loss Per Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 3,021,250 and 0 potential common shares for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and for the period from January 8, 2021 (inception) through March 31, 2021 respectively, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective because of a material in our internal control over financial reporting described below in “Changes in Internal Control over Financial Reporting.”.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our Initial Public Offering was declared effective on April 7, 2021. On April 12, 2021, we consummated the Initial Public Offering of 5,000,000 units (“Units”) Each Unit consists of one Class A ordinary share (“Ordinary Share”), one-half of one redeemable warrant (“Warrant”) with each whole warrant entitling its holder to purchase one Ordinary Share at a price of $11.50, and one right (“Right”) to receive one-tenth of one Ordinary Share upon the consummation of an initial business combination. The Company granted the underwriters of the IPO (the “Underwriters”) a 45-day option to purchase up to an additional 750,000 units at the IPO price to cover over- allotments, which was subsequently exercised on April 12, 2021 (the “Over-Allotment Option”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000 and incurring offering costs of approximately $2 million, inclusive of approximately $1 million in deferred underwriting commissions.

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

Upon the closing of the Initial Public Offering and the Private Placement (including the exercise of the over-allotment option) $58,075,000 ($10.10 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Dated: May 16, 2022	MODEL PERFORMANCE ACQUISITION CORP.

	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Serena Shie
	Name:	Serena Shie
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)