Form 10-Q
period 2022-06-30
Model Performance Acquisition Corp
filed 2022-08-15
CIK 1841993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 15, 2022, 6,100,000 Class A ordinary shares and 1,437,500 Class B ordinary shares, no par value per share, were issued and outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the Period from January 8, 2021 (Inception) through June 30, 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021, and for the Period from January 8, 2021 (Inception) through June 30, 2021	3

	Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2022 and for the Period from January 8, 2021 (Inception) through June 30, 2021	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODEL PERFORMANCE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$552,084	$336,852
Prepaid expenses and other current assets	269,811	49,253
Total current assets	821,895	386,105
Marketable securities held in Trust Account	59,308,721	58,078,580
Total Assets	$60,130,616	$58,464,685
Liabilities and Shareholders' Deficit
Accrued offering costs and expenses	$455,195	$559,478
Due to related parties	5,413	58,413
Promissory note - MMV	2,459,975	—
Total current liabilities	2,920,583	617,891
Warrant liability	15,443	52,151
Deferred underwriting fee	2,012,500	2,012,500
Total liabilities	4,948,526	2,682,542
Commitments and Contingency (Note 8)
Class A ordinary shares subject to possible redemption, 5,750,000 shares at $10.30 and $10.10 redemption value as of June 30, 2022 and December 31, 2021 respectively	59,308,721	58,078,580

Shareholders' Deficit:
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 350,000 issued and outstanding (excluding 5,750,000 subject to possible redemption)	2,925,000	2,925,000
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,437,500 shares issued and outstanding	25,001	25,001
Accumulated deficit	(7,076,632)	(5,246,438)
Total shareholders’ deficit	(4,126,631)	(2,296,437)
Total Liabilities and Shareholders’ Deficit	$60,130,616	$58,464,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				For the
	For the	For the	For the	period from
	three months	three months	Six months	January 8, 2021
	ended	ended	ended	(Inception) to
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Formation and operating costs	$530,365	$127,252	$716,902	$130,977
Loss from operations	(530,365)	(127,252)	(716,902)	(130,977)
Other income
Change in fair value of warrant liability	6,612	61,263	36,708	61,263
Trust interest income	78,708	668	80,141	668
Total other income	85,320	61,931	116,849	61,931
Net loss	$(445,045)	$(65,321)	$(600,053)	$(69,046)
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,750,000	4,967,033	5,750,000	2,612,717
Basic and diluted net loss per Class A ordinary shares subject to possible redemption	$(0.06)	$(0.01)	$(0.08)	$(0.02)
Basic and diluted weighted average shares outstanding, Class B ordinary shares and Class A ordinary shares not subject to possible redemption	1,787,500	1,740,357	1,787,500	1,555,260
Basic and diluted net loss per share, Class B ordinary shares and Class A ordinary shares not subject to possible redemption	$(0.06)	$(0.01)	$(0.08)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2022	350,000	$2,925,000	1,437,500	$25,001	$(5,246,438)	$(2,296,437)

Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,433)	(1,433)
Additional amount deposited into trust ($0.10 per Class A ordinary share subject to possible redemption)	—	—	—	—	(575,000)	(575,000)
Net loss	—	—	—	—	(155,008)	(155,008)
Balance as of March 31, 2022	350,000	$2,925,000	1,437,500	$25,001	$(5,977,879)	$(3,027,878)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(78,708)	(78,708)
Additional amount deposited into trust ($0.10 per Class A ordinary share subject to possible redemption)	—	—	—	—	(575,000)	(575,000)
Net loss	—	—	—	—	(445,045)	(445,045)
Balance as of June 30, 2022	350,000	$2,925,000	1,437,500	$25,001	$(7,076,632)	$(4,126,631)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 8, 2021(INCEPTION) THROUGH JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Equity (Deficit)
Balance as of January 8, 2021 (Inception)	—	$—	—	$—	$—	$—
Issuance of Founder shares	—	—	1,437,500	25,001	—	25,001
Net loss	—	—	—	—	(3,725)	(3,725)
Balance as of March 31, 2021	—	$—	1,437,500	$25,001	$(3,725)	$21,276
Sale of 270,000 Private Placement Units on April 12, 2021	270,000	2,700,000	—	—	—	2,700,000
Sale of 22,500 Private Placement Units on April 23, 2021 through over-allotment	22,500	225,000	—	—	—	225,000
Issuance of representative shares	50,000	—	—	—	401,711	401,711
Issuance of representative shares through over-allotment	7,500	—	—	—	60,257	60,257
Accretion of carrying value to redemption value	—	—	—	—	(4,257,708)	(4,257,708)
Additional amount in deposited into trust ($10.10 per Unit-$10.00 per Unit)	—	—	—	—	(575,000)	(575,000)
Accretion of interest income	—	—	—	—	(668)	(668)
Net loss	—	—	—	—	(65,321)	(65,321)
Balance as of June 30, 2021	350,000	$2,925,000	1,437,500	$25,001	$(4,440,454)	$1,490,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MODEL PERFORMANCE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period from
	For the six months	January 8, 2021
	ended	(Inception) to
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(600,053)	$(69,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	—	3,725
Interest earned on cash and marketable securities held in Trust Account	(80,141)	(668)
Change in fair value of warrant liability	(36,708)	(61,263)
Changes in current assets and liabilities:
Prepaid assets	(220,558)	5,664
Due to Related Party	(53,000)	26,333
Accrued expenses	(104,283)	27,865
Net cash used in operating activities	(1,094,743)	(67,390)

Cash flows from investing activities:
Amount deposited into trust	(1,150,000)	(58,075,000)
Net cash used in investing activities	(1,150,000)	(58,075,000)

Cash flows from financing activities:
Proceeds from loan from related party	2,459,975	—
Proceeds from initial public offering, net of costs	—	56,350,000
Proceeds from private placement	—	2,925,000
Payment of deferred offering costs	—	(317,750)
Net cash provided by financing activities	2,459,975	58,957,250

Net change in cash	215,232	814,860
Cash, beginning of the period	336,852	—
Cash, end of the period	$552,084	$814,860

Supplemental disclosure of non-cash investing and financing activities
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$—	$25,001
Offering costs paid by Sponsor under promissory note	$—	$153,518
Deferred underwriting discount	$—	$2,012,500
Initial classification of private warrants	$—	$136,971
Initial value of Class A ordinary shares subject to possible conversion	$—	$50,500,000
Remeasurement of Class A ordinary shares subject to possible redemption	$80,141	$7,236,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operation, Liquidation and Going Concern

Model Performance Acquisition Corp. (the “Company”) was incorporated as a British Virgin Islands business company on January 8, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 8, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On March 29, 2022, using the loan amount received to date, the Company deposited into the Company’s trust account an additional $575,000 (representing $0.10 per Class A ordinary share) to extend the Combination Period from April 12, 2022 to July 12, 2022.

On June 29, 2022, using the loan amount received to date, the Company deposited into the Company’s trust account an additional $575,000 (representing $0.10 per Class A ordinary share) to extend the Combination Period from July 12, 2022 to October 12, 2022.

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

Simultaneously, MMV agrees to make to Company, and the Company agrees to borrow from MMV three tranches of non-interest bearing loans in the aggregate principal amount of $2,750,000, all of which shall become repayable upon closing of the Business Combination, or if the Company, Model Performance Mini Corp. and Model Performance Mini Sub Corp. materially breach the Merger Agreement or the Amendment and such breach has not been cured within fifteen (15) days after the Company’s receipt of such notice containing the details of breach. On January 10, 2022, March 21, 2022, June 21, 2022 and June 29, 2022, the Company received loans for an aggregate of $2,459,975, from the target company, MMV.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had $552,084 in cash, and working capital deficiency of $2,098,688.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $200,000 under the Note (Note 6). Subsequent from the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

On January 10, 2022, March 21, 2022, June 21, 2022 and June 29, 2022, the Company received loans for an aggregate of $2,459,975, from MMV.

The Company has incurred and expect to continue to incur significant costs in pursuit of the acquisition plans. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of the Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet the obligations.

In addition, in connection with the assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 12, 2022 (after two extensions for a quarter each since April 12, 2022, the initial expiration date) to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 12, 2022. On August 6, 2021, the Company entered into a Merger Agreement, which provides for a business combination between the Company and MMV. The Company intend to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by October 12, 2022.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC (as defined below). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Form 10-K filed by the Company with the SEC on April 15, 2022.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, ( the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 102(b)(1) of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

As of June 30, 2022 and December 31, 2021, the Company had $552,084 and $336,852 in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in institutional money market mutual funds and cash. The Company’s investments held in the Trust Account are classified as trading securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 5,750,000 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

	June 30,	December 31,
	2022	2021
Gross proceeds from IPO	$57,500,000	$57,500,000
Less:
Proceeds allocated to Warrants	(136,971)	(136,971)
Ordinary share issuance costs	(4,120,737)	(4,120,737)
Plus:
Accretion of carrying value to redemption value	4,257,708	4,257,708
Additional amount deposited into trust	1,725,000	575,000
Remeasurement of Class A ordinary shares subject to possible redemption	83,721	3,580
Contingently redeemable ordinary shares	$59,308,721	$58,078,580

On March 29, 2022, using the loan amount received to date, the Company deposited into the Company’s trust account  an additional $575,000 (representing $0.10 per Class A ordinary share) to extend the Combination Period from April 12, 2022 to July 12, 2022.

On June 29, 2022, using the loan amount received to date, the Company deposited into the Company’s trust account an additional $575,000 (representing $0.10 per Class A ordinary share) to extend the Combination Period from July 12, 2022 to October 12, 2022.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO, while the offering costs attributable to private placement warrants are immaterial and not recorded. Accordingly, as of June 30, 2022, offering costs in the aggregate of

$4,120,737 have been charged to shareholders’ equity (consisting of $1,150,000 of underwriting fee, $2,012,500 of deferred underwriting fee, and $496,269 of other offering costs, and $461,968 of fair value of 57,500 representative’s ordinary shares).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement’s recognition and measurement of tax positions taken or expected to be taken in a tax return.

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 3,021,250 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

							For the period from
	For the three months ended		For the three months ended		For the six months ended		January 8, 2021 (Inception) to
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
		Class B and		Class B and		Class B and		Class B and
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Class A	Class A	Class A	Class A	Class A	Class A	Class A	Class A
Numerator:
Allocation of net loss	(339,504)	(105,541)	(48,372)	(16,949)	(457,752)	(142,301)	(43,282)	(25,764)
Denominator:
Weighted-average shares outstanding	5,750,000	1,787,500	4,967,033	1,740,357	5,750,000	1,787,500	2,612,717	1,555,260
Basic and diluted net loss per share	(0.06)	(0.06)	(0.01)	(0.01)	(0.08)	(0.08)	(0.02)	(0.02)

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

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on non-recurring basis as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Asset:
Marketable securities held in Trust Account	$59,308,721	$—	$—	$59,308,721
Total Asset	$59,308,721	$—	$—	$59,308,721
Liability:
Warrant Liability	$—	$—	$15,443	$15,443
Total Liability	$—	$—	$15,443	$15,443

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

The estimated fair value of the warrants is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. Once the warrants become exercisable, the Company may redeem the outstanding warrants when the price per Class A ordinary shares equals or exceeds $18.00. The assumptions used in calculating the estimated fair values at the end of the reporting period represent the Company’s best estimate. However, inherent uncertainties are involved. If factors or assumptions change, the estimated fair values could be materially different.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	April 12,	December 31,	June 30,
Inputs	2021	2021	2022
Exercise price	$11.50	$11.50	$11.50
Stock price	$8.07	$9.99	$10.19
Volatility	24.4%	7.1%	9.5%
Expected term of the warrants	5.69	5.35	5.19
Risk-free rate	1.03	1.29%	3.01%
Dividend yield	—	—	—

The following table sets forth a summary of the changes in the fair value of the warrant liability for the six months ended June 30, 2022:

Warrant
Liability
Fair value as of December 31, 2021	$52,151
Change in fair value of warrant liability	(30,096)
Fair value as of March 31, 2022	$22,055
Change in fair value of warrant liability	(6,612)
Fair value as of June 30, 2022	$15,443

The following table sets forth a summary of the changes in the fair value of the warrant liability for the period from January 8, 2021 (inception) to June 30, 2021:

Warrant
Liability
Fair value as of January 8, 2021 (inception) and March 31, 2021	$—
Initial fair value of warrant liability upon issuance at IPO	126,435
Initial fair value of warrant liability upon the exercise of over-allotment option	10,536
Change in fair value of warrant liability	(61,263)
Fair value as of June 30, 2021	$75,708

Note 6 — Related Party Transactions

Founder Shares

On January 13, 2021, the Company issued 1,437,500 Founder Shares for an aggregate purchase price of $25,001. Up to 187,500 founder shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. On April 15, 2021, the underwriter exercised the full overallotment option and therefore the 187,500 founder shares are no longer subject to forfeiture (See Note 8).

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

Promissory Note - Related Party

On January 13, 2021, the Sponsor agreed to loan the Company up to $200,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the closing of the IPO. The Company had borrowed $200,000 under the promissory note and fully repaid as of August 24, 2021. As of June 30, 2022 and December 31, 2021, the Promissory Note was terminated.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination company at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Extension Loan

The Company has until April 12, 2022 (12 months from the closing of the IPO) to consummate an initial Business Combination. The Company could extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company on the date of the IPO, in order to extend the time available for the Company to consummate the initial Business Combination, the Sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,150,000), or $0.20 per share if the Company extends for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of the initial Business Combination. If the Company completes the initial Business Combination, it will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Up to $1,150,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination.

On March 29, 2022, using the loan amount received to date, the Company deposited into the Company’s trust account an additional $575,000 (representing $0.10 per Class A ordinary share) to extend the Combination Period from April 12, 2022 to July 12, 2022.

On June 29, 2022, using the loan amount received to date, the Company deposited into the Company’s trust account an additional $575,000 (representing $0.10 per Class A ordinary share) to extend the Combination Period from July 12, 2022 to October 12, 2022.

Administrative Support Agreement

Commencing on the date of the IPO, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in expenses in connection with such services.

For the period from April 7, 2021 (“Effective Date”) through June 30, 2021, the Company incurred $26,333 in expenses in connection with such services.

Note 7 — Promissory Note - MMV

On January 6, 2022, each of the parties to the Merger Agreement and Avatar Group Holdings Limited entered into a First Amendment to the Merger Agreement (the “Amendment”). Under the Amendment, MMV agrees to make to Company, and the Company agrees to borrow from MMV three tranches of non-interest bearing loans in the aggregate principal amount of $2,750,000, all of which shall become repayable upon closing of the Business Combination, or if the Company, Model Performance Mini Corp. and Model Performance Mini Sub Corp. materially breach the Merger Agreement or the Amendment and such breach has not been cured within fifteen (15) days after the Company’s receipt of such notice containing the details of breach. On January 10, 2022, March 21, 2022, June 21, 2022 and June 29, 2022, the Company received loans for an aggregate of $2,459,975, from the target company, MMV.

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

Right of First Refusal

For a period beginning on the closing of the IPO and ending 12 months from the closing of a Business Combination, the Company has granted Maxim a right of first refusal to act as lead-left book running manager and lead left placement agent for any and all future private or public equity, equity-linked, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the commencement of sales in the IPO.

Note 9 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with no par value and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were not preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares at no par value. As of June 30, 2022 and December 31, 2021, there were 350,000 and 350,000 Class A ordinary shares outstanding, excluding 5,750,000 and 5,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares —The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at no par value. As of June 30, 2022 and December 31, 2021, there were 1,437,500 and 1,437,500 Class B ordinary shares issued and outstanding.

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

The warrants will become exercisable on the later of 12 months from the closing of the IPO and 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Once the public warrants become exercisable, the Company may redeem the public warrants:

●	in whole and not in part;

●	at a price of $0.01 per public warrant;
●	upon not less than 30 days ‘prior written notice of redemption to each warrant holder and
●	if, and only if, the reported last sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “MPAC,” “our,” “us” or “we” refer to Model Performance Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022, we had a net loss of $445,045 which consisted of formation and operating expenses $530,365, offset by interest earned on marketable securities held in Trust Account of $78,708, change in fair value of warrant liability of $6,612.

For the six months ended June 30, 2022, we had a net loss of $600,053 which consisted of formation and operating expenses $716,902, offset by interest earned on marketable securities held in Trust Account of $80,141, change in fair value of warrant liability of $36,708.

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

Following the Initial Public Offering, the sale of the Private Placement Warrants and the exercise of over-allotment option, a total of $58,075,000 was placed in the Trust Account. As of June 30, 2022, we had $552,084 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $3,658,769 in transaction costs, including $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees and $496,269 of other offering costs.

For the six months ended June 30, 2022, cash and cash equivalents used in operating activities was $1,041,743. Net loss of $600,053 was affected by noncash charges related to interest earned on marketable securities held in Trust Account of $80,141, change in fair value of warrant liability of $36,708 and cash used in operating activities of $324,841.

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

For the six months ended June 30, 2022, we had cash of $552,084 available for working capital needs.

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

On January 10, 2022, March 21, 2022, June 21, 2022 and June 29, 2022, we received loans for an aggregate of $2,459,975, from MMV.

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

In addition, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until October 12, 2022 (after two extensions for a quarter each since April 12, 2022, the initial expiration date) to consummate the proposed Business Combination. It is uncertain that we will be able to consummate the proposed Business Combination by this time. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 12, 2022. On August 6, 2021, we entered into a Merger Agreement, which provides for a business combination between us and MMV. We intend to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by October 12, 2022.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Net Loss Per Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 3,021,250 and 0 potential common shares for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from January 8, 2021 (inception) through June 30, 2021 respectively, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective because of a material in our internal control over financial reporting described below in “Changes in Internal Control over Financial Reporting.”.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Dated: August 15, 2022	MODEL PERFORMANCE ACQUISITION CORP.

	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Serena Shie
	Name:	Serena Shie
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)