Form 10-Q
period 2022-09-30
Model Performance Acquisition Corp
filed 2022-11-14
CIK 1841993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

MODEL PERFORMANCE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Charter)

British Virgin Islands	001-40318	n/a
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

The Suns Group Center 200 Gloucester Road, 29th Floor Wan Chai Hong Kong
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 14, 2022, 2,591,006 Class A ordinary shares and 1,437,500 Class B ordinary shares, no par value per share, were issued and outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the Period from January 8, 2021 (Inception) through September 30, 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022	3

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended September 30, 2021 and for the Period from January 8, 2021 (Inception) through September 30, 2021	4

	Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 and for the Period from January 8, 2021 (Inception) through September 30, 2021	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODEL PERFORMANCE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets
Cash	$442,450	$336,852
Prepaid expenses and other current assets	182,283	49,253
Total current assets	624,733	386,105
Marketable securities held in Trust Account	23,446,019	58,078,580
Total Assets	$24,070,752	$58,464,685
Liabilities, Shares Subject to Possible Redemption and Shareholders' Deficit
Accrued offering costs and expenses	$890,596	$559,478
Due to related parties	5,413	58,413
Promissory note - MMV	2,684,975	—
Total current liabilities	3,580,984	617,891
Warrant liability	9,184	52,151
Deferred underwriting fee	2,012,500	2,012,500
Total liabilities	5,602,668	2,682,542
Commitments and Contingencies (Note 8)
Class A ordinary shares subject to possible redemption, 2,241,006 and 5,750,000 shares at $10.46 and $10.10 redemption value as of September 30, 2022 and December 31, 2021 respectively	23,446,019	58,078,580

Shareholders' Deficit:
Preference shares, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, no par value; 100,000,000 shares authorized; 350,000 issued and outstanding (excluding 2,241,006 and 5,750,000 subject to possible redemption as of September 30, 2022 and December 31, 201, respectively)	2,925,000	2,925,000
Class B ordinary shares, no par value; 10,000,000 shares authorized; 1,437,500 shares issued and outstanding	25,001	25,001
Accumulated deficit	(7,927,936)	(5,246,438)
Total shareholders’ deficit	(4,977,935)	(2,296,437)
Total Liabilities, Shares Subject to Possible Redemption and Shareholders’ Deficit	$24,070,752	$58,464,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				For the period
				from January 8,
			For the nine	2021 (inception)
	For the three months ended		months ended	through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
Formation and operating costs	$633,462	$201,875	$1,350,364	$332,852
Loss from operations	(633,462)	(201,875)	(1,350,364)	(332,852)
Other income
Change in fair value of warrant liability	6,259	5,187	42,967	66,450
Trust interest income	256,391	1,464	336,532	2,132
Total other income	262,650	6,651	379,499	68,582
Net loss	$(370,812)	$(195,224)	$(970,865)	$(264,270)
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,750,000	6,100,000	5,750,000	3,927,396
Basic and diluted net loss per Class A ordinary shares subject to possible redemption	$(0.05)	$(0.03)	$(0.13)	$(0.05)
Basic and diluted weighted average shares outstanding, Class B ordinary shares and Class A ordinary shares not subject to possible redemption	1,787,500	1,437,500	1,787,500	1,410,377
Basic and diluted net loss per share, Class B ordinary shares and Class A ordinary shares not subject to possible redemption	$(0.05)	$(0.03)	$(0.13)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2022	350,000	$2,925,000	1,437,500	$25,001	$(5,246,438)	$(2,296,437)

Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,433)	(1,433)
Additional amount deposited into trust ($0.10 per Class A ordinary share subject to possible redemption)	—	—	—	—	(575,000)	(575,000)
Net loss	—	—	—	—	(155,008)	(155,008)
Balance as of March 31, 2022	350,000	2,925,000	1,437,500	25,001	(5,977,879)	(3,027,878)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(78,708)	(78,708)
Additional amount deposited into trust ($0.10 per Class A ordinary share subject to possible redemption)	—	—	—	—	(575,000)	(575,000)
Net loss	—	—	—	—	(445,045)	(445,045)
Balance as of June 30, 2022	350,000	2,925,000	1,437,500	25,001	(7,076,632)	(4,126,631)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	—	(256,391)	(256,391)
Additional amount deposited into trust ($0.10 per Class A ordinary share subject to possible redemption)	—	—	—	—	(224,101)	(224,101)
Net loss	—	—	—	—	(370,812)	(370,812)
Balance as of September 30, 2022	350,000	$2,925,000	1,437,500	$25,001	$(7,927,936)	$(4,977,935)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MODEL PERFORMANCE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Equity (Deficit)
Balance as of January 8, 2021 (Inception)	—	$—	—	$—	$—	$—
Issuance of Founder shares	—	—	1,437,500	25,001	—	25,001
Net loss	—	—	—	—	(3,725)	(3,725)
Balance as of March 31, 2021	—	—	1,437,500	25,001	(3,725)	21,276
Sale of 270,000 Private Placement Units on April 12, 2021	270,000	2,700,000	—	—	—	2,700,000
Sale of 22,500 Private Placement Units on April 23, 2021 through over-allotment	22,500	225,000	—	—	—	225,000
Issuance of representative shares	50,000	—	—	—	401,711	401,711
Issuance of representative shares through over-allotment	7,500	—	—	—	60,257	60,257
Accretion of carrying value to redemption value	—	—	—	—	(4,257,708)	(4,257,708)
Additional amount in deposited into trust ($10.10 per Unit-$10.00 per Unit)	—	—	—	—	(575,000)	(575,000)
Accretion of interest income	—	—	—	—	(668)	(668)
Net loss	—	—	—	—	(65,321)	(65,321)
Balance as of June 30, 2021	350,000	2,925,000	1,437,500	25,001	(4,440,454)	(1,490,453)
Accretion of carrying value to redemption value	—	—	—	—	(1,464)	(1,464)
Net loss	—	—	—	—	(195,224)	(195,224)
Balance as of September 30, 2021	350,000	$2,925,000	1,437,500	$25,001	$(4,637,142)	$(1,687,141)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MODEL PERFORMANCE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period
	For the nine	from January 8,
	months ended	2021 (Inception) to
	September 30,	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(970,865)	$(264,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor	—	3,725
Interest earned on cash and marketable securities held in Trust Account	(336,532)	(2,132)
Change in fair value of warrant liability	(42,967)	(66,450)
Changes in current assets and liabilities:
Prepaid assets	(133,031)	69,013
Due to Related Party	(53,000)	26,333
Accrued expenses	331,119	28,248
Net cash used in operating activities	(1,205,276)	(205,533)

Cash flows from investing activities:
Amount deposited into trust	(1,374,101)	(58,075,000)
Disposal of investment held in Trust Account	36,343,194	—
Net cash provided by (used in) investing activities	34,969,093	(58,075,000)

Cash flows from financing activities:
Proceeds from loan from related party	2,684,975	—
Proceeds from initial public offering, net of costs	—	56,350,000
Proceeds from private placement	—	2,925,000
Payment of advance from related party	—	(110,243)
Payment of promissory note from related party	—	(200,000)
Payment of deferred offering costs	—	(317,750)
Redemption of class A ordinary shares	(36,343,194)	—
Net cash (used in) provided by financing activities	(33,658,219)	58,647,007

Net change in cash	105,598	366,474
Cash, beginning of the period	336,852	—
Cash, end of the period	$442,450	$366,474

Supplemental disclosure of non-cash investing and financing activities
Offering costs paid by Sponsor in exchange for issuance of ordinary shares	$—	$25,001
Offering costs paid by Sponsor under promissory note	$—	$153,518
Deferred underwriting discount	$—	$2,012,500
Initial classification of private warrants	$—	$136,971
Remeasurement of Class A ordinary shares subject to possible redemption, including additional amounts deposited into trust	$1,710,633	$1,464

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 8, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On September 29, 2022, after the redemption as described below, the Company deposited into the Company’s trust account an additional $224,101 (representing $0.10 per Class A ordinary share) to extend the Combination Period from October 12, 2022 to January 12, 2023.

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

On January 6, 2022, each of the parties to the Merger Agreement and Avatar Group Holdings Limited entered into a First Amendment to the Merger Agreement (the “Amendment”). Under the Amendment, the proposed business combination (the “Business Combination”) will be extended to September 30, 2022 from December 31, 2021. The Amendment includes an amended covenant to procure equity financing in the aggregate amount of $10,000,000 no later than fifteen (15) days prior to the closing date of the Business Combination. The Amendment also contains additional covenants.

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

On August 6, 2022, the Company has entered into certain subscription agreement (the “Subscription Agreement”) with certain investor, pursuant to which such investor has committed to provide equity financing to the Company immediately prior to the closing of the business combination in the aggregate amount of $10,000,000 (the “Committed PIPE Financing”). As soon as practicable after the signing, but in any event no later than 15 days prior to the closing of the business combination, the MMV shall procure additional reputable investors to provide equity financing in the aggregate amount of $10,000,000 to the Company on substantially the same terms and conditions in the Subscription Agreement (the “Additional PIPE Financing”, together with the Committed PIPE Financing, the “Equity Financing”).

On September 28, 2022, the Company’s shareholders voted in favor of the proposal to amend its memorandum and articles of association, giving the Company the right to extend the Combination Period up to two (2) times for an additional three (3) months each time, from October 12, 2022 to April 12, 2023. In connection with the meeting, 3,508,994 Class A ordinary shares were tendered for redemption. On September 29, 2022, $36,343,194 was paid from the Trust Account to public shareholders for redemption of 3,508,994 Class A ordinary shares, and $224,101 was deposited into the trust account by the Company, to extend the Combination Period from October 12, 2022 to January 12, 2023. Following such redemptions and the deposit, the amount of funds remaining in the trust account is approximately $23.4 million.

On September 29, 2022, the Company, MMV and other named parties entered into the Second Amendment to the Merger Agreement pursuant to which the parties agreed to, among other things, the following:

●	Extend the closing date of the Business Combination from September 30, 2022 to February 25, 2023;
●	MMV to make an interest-free loan to the Company an aggregate principal amount of $525,000 in two tranches, all of which shall become repayable only at the closing of a business combination by the Company or as otherwise stipulated;
●	Certain MMV shareholders agreed that an aggregate of 5,000,000 ordinary shares of their closing payment shares will be non-transferable and subject to forfeiture in the event that MMV fails to successfully create a new gameplay and make a public announcement regarding release of the new gameplay, whether through introduction of a new mobile game or updates to an existing mobile game within 12 months following the closing of the business combination with the Company.

On January 10, 2022, March 21, 2022, June 21, 2022, June 29, 2022 and September 30, 2022, the Company received loans for an aggregate of $2,684,975, from the target company, MMV.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $442,450 in cash and working capital deficiency of $2,956,251.

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $200,000 under the Note (Note 6). Subsequent from the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account.

On January 10, 2022, March 21, 2022, June 21, 2022, June 29, 2022 and September 30, the Company received loans for an aggregate of $2,684,975, from MMV.

The Company has incurred and expects to continue to incur significant costs in pursuit of the acquisition plans. If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company may need to obtain additional financing or draw on the Working Capital Loans (as defined below) either to complete a Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of the Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet the obligations. This raises substantial doubt about the ability to continue as a going concern.

In addition, in connection with the assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 12, 2023 (after three extensions and one potential extension for a quarter each since April 12, 2022, the initial expiration date) to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 12, 2023. On August 6, 2021, the Company entered into a Merger Agreement, which provides for a business combination between the Company and MMV. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by April 12, 2023.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC (as defined below). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash and Cash Equivalents

As of September 30, 2022 and December 31, 2021, the Company had $442,450 and $336,852 in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in institutional money market mutual funds and cash. The Company’s investments held in the Trust Account are classified as trading securities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, on September 30, 2022 and December 31, 2021, 2,241,006 and 5,750,000 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

As of September 30, 2022 and December 31, 2021, the amount for Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

	September 30,	December 31,
	2022	2021
Gross proceeds from IPO	$57,500,000	$57,500,000
Less:
Proceeds allocated to Warrants	(136,971)	(136,971)
Ordinary share issuance costs	(4,120,737)	(4,120,737)
Plus:
Accretion of carrying value to redemption value	4,257,708	4,257,708
Additional amount deposited into trust	1,949,101	575,000
Remeasurement of Class A ordinary shares subject to possible redemption	340,112	3,580
Less:
Class A ordinary shares redeemed on September 29, 2022	(36,343,194)	—
Contingently redeemable ordinary shares	$23,446,019	$58,078,580

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

On September 29, 2022, $36,343,194 was paid from the Trust Account to public shareholders for redemption of 3,508,994 Class A ordinary shares, and $224,101 was deposited into the trust account by the Company, to extend the Combination Period from October 12, 2022 to January 12, 2023.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to shareholders’ equity upon the completion of the IPO, while the offering costs attributable to private placement warrants are immaterial and not recorded. Accordingly, as of September 30, 2022, offering costs in the aggregate of $4,120,737 have been charged to shareholders’ equity (consisting of $1,150,000 of underwriting fee, $2,012,500 of deferred underwriting fee, and $496,269 of other offering costs, and $461,968 of fair value of 57,500 representative’s ordinary shares).

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

For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 3,021,250 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

							For the period from
	For the three months ended September 30,				For the nine months ended		January 8, 2021 (Inception) to
	2022		2021		September 30, 2022		September 30, 2021
		Class B and		Class B and		Class B and		Class B and
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net loss	(282,875)	(87,937)	(148,927)	(46,297)	(740,627)	(230,238)	(183,278)	(80,992)
Denominator:
Weighted-average shares outstanding	5,750,000	1,787,500	5,750,000	1,787,500	5,750,000	1,787,500	3,701,887	1,635,887
Basic and diluted net loss per share	(0.05)	(0.05)	(0.03)	(0.03)	(0.13)	(0.13)	(0.05)	(0.05)

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Simultaneously with the full exercise of over-allotment option, the Sponsor purchased an aggregate of 22,500 Private Placement Units resulting in gross proceeds of $225,000.

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

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on non-recurring basis as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Asset:
Marketable securities held in Trust Account	$23,446,019	$—	$—	$23,446,019
Total Asset	$23,446,019	$—	$—	$23,446,019
Liability:
Warrant Liability	$—	$—	$9,184	$9,184
Total Liability	$—	$—	$9,184	$9,184

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	April 12,	December 31,	September 30,
Inputs	2021	2021	2022
Exercise price	$11.50	$11.50	$11.50
Stock price	$8.07	$9.99	$10.33
Volatility	24.4%	7.1%	1.7%
Expected term of the warrants	5.69	5.35	5.29
Risk-free rate	1.03	1.29%	4.05%
Dividend yield	—	—	—

The following table sets forth a summary of the changes in the fair value of the warrant liability for the nine months ended September 30, 2022:

Warrant
Liability
Fair value as of December 31, 2021	$52,151
Change in fair value of warrant liability	(30,096)
Fair value as of March 31, 2022	$22,055
Change in fair value of warrant liability	(6,612)
Fair value as of June 30, 2022	$15,443
Change in fair value of warrant liability	(6,259)
Fair value as of September 30, 2022	$9,184

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

Promissory Note - Related Party

On January 13, 2021, the Sponsor agreed to loan the Company up to $200,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the closing of the IPO. The Company had borrowed $200,000 under the promissory note and fully repaid as of August 24, 2021. As of September 30, 2022 and December 31, 2021, the Promissory Note was terminated.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,150,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination company at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the IPO, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in expenses in connection with such services.

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

On September 29, 2022, the Company, MMV and other named parties entered into the Second Amendment to the Merger Agreement pursuant to which, MMV agreed to make an interest-free loan to the Company for an aggregate principal amount of $525,000 in two tranches, all of which shall become repayable only at the closing of a business combination by the Company or as otherwise stipulated.

On January 10, 2022, March 21, 2022, June 21, 2022, June 29, 2022 and September 30, 2022, the Company received loans for an aggregate of $2,684,975, from the target company, MMV.

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

Note 9 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with no par value and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were not preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 100,000,000 Class A ordinary shares at no par value. As of September 30, 2022 and December 31, 2021, there were 350,000 Class A ordinary shares issued and outstanding, excluding 2,241,006 and 5,750,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares —The Company is authorized to issue a total of 10,000,000 Class B ordinary shares at no par value. As of September 30, 2022 and December 31, 2021, there were 1,437,500 and 1,437,500 Class B ordinary shares issued and outstanding.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Other than described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On November 3, 2022, the Company, Model Performance Mini Corp., a British Virgin Islands business company  (“Purchaser”), and Prominence Investment Management Ltd. (the “PIPE Investor”) entered into a subscription agreement (“Subscription Agreement”) pursuant to which the PIPE Investor has committed to purchase an aggregate of 1,200,000 Class A Ordinary Shares of the Company (the “PIPE Shares”) from the Company at a price per share of $10.00, for gross proceeds to the Company of $12,000,000 (the “PIPE Investment”). The closing of the PIPE Investment is conditioned upon, among other things, the completed or concurrent consummation of the transactions set forth in the Merger Agreement dated August 6, 2021, as amended on January 6, 2022 and September 29, 2022 by and among the Company, Purchaser, Model Performance Mini Sub Corp, MMV, and certain shareholders of MMV (the “Transactions”). The Company agreed to file a registration statement registering the resale of the PIPE Shares within five business days, or if not feasible as determined by the Purchaser’s counsel, as soon as practicable after consummation of the Transactions. A copy of the form of Subscription Agreement is filed as Exhibit 10.1 of Form 8-K filed with SEC on November 3, 2022.

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

Business Combination Agreement

On August 6, 2021, MultiMetaVerse Inc., a Cayman Islands exempted company (“MMV”), MPAC, certain shareholders of MMV (each, a “Principal Shareholder” and collectively the “Principal Shareholders”), Model Performance Mini Corp., a British Virgin Islands business company (“Purchaser”) and Model Performance Mini Sub Corp., a Cayman Islands exempted company and wholly-owned subsidiary of the Purchaser (the “Merger Sub”), entered into a Merger Agreement (the “Merger Agreement”).

On January 6, 2022, each of the parties to the Merger Agreement and Avatar Group Holdings Limited, a British Virgin Islands business company controlled by certain Principal Shareholder (“Avatar”), entered into a First Amendment to Merger Agreement (the “First Amendment”).

The First Amendment includes an amended covenant for MMV to procure from additional reputable investors equity financing in the aggregate amount of $10,000,000 to MPAC no later than 15 days prior to the closing date of the Business Combination (the “Closing Date”).

The First Amendment also includes the following new covenants:

●	MMV agrees to make to MPAC, and MPAC agrees to borrow from MMV three tranches of non-interest bearing loans in the aggregate principal amount of $2,750,000 (the “Company Loans”), all of which shall become repayable upon closing of the Business Combination, or if the Purchaser Parties (defined below) materially breach the Merger Agreement or the First Amendment and such breach has not been cured within fifteen (15) days after the Company’s receipt of such notice containing the details of breach;
●	MPAC shall use the proceeds of MMV Loans for, among other things, working capital and to fund amounts required to extend the period of time for MPAC to consummate a Business Combination for up to two (2) times up to 18 months from the closing of its initial public offering (“MPAC’s Duration Period”);

●	prior to the expiration of the MPAC’s Duration Period, the MPAC shall hold a general meeting of shareholders to further extend the MPAC’s Duration Period (the “Further Extension Period”), and MMV shall bear and prepay MPAC in the form of additional loans to fund for any and all costs and expenses incurred (including costs from an increased redemption amount or additional premium paid or to be paid to the shareholders of MPAC);
●	in the event that the closing of the Business Combination fails to occur within the MPAC’s Duration Period (inclusive of applicable Further Extension Period) due to reasons not directly attributable to MPAC, Purchaser and Merger Sub (collectively, the “Purchaser Parties”), Avatar shall pay MPAC a lump sum payment of $3,250,000 (the “No-Deal Payment”); and
●	in the event that the closing of the Business Combination fails to occur on or prior to August 25, 2022, within five (5) business days after MMV’s receipt of relevant account details, MMV and Avatar shall (on a joint and several basis) deposit $2,900,000 of the No-Deal Payment into an escrow account designated by MPAC, the amount of which shall be released to MPAC, for satisfaction of the obligation of Avatar under the First Amendment.

On September 29, 2022, each of the parties to the First Amendment entered into a Second Amendment to Merger Agreement (the “Second Amendment”) pursuant to which the parties agreed to, among other things, the following:

●	extend the Outside Closing Date (as defined in the Merger Agreement) from September 30, 2022 to February 25, 2023;
●	in order to facilitate the extension of the date by which MPAC has to consummate a Business Combination for up to two (2) times for an additional three (3) months each time, from October 12, 2022 to April 12, 2023, MMV agreed to loan to MPAC an aggregate principal amount of $525,000 in two tranches, all of which shall become repayable upon closing of the Business Combination, or if the Purchaser Parties materially breach the Merger Agreement or its amendments and such breach has not been cured within fifteen (15) days following receipt of a notice of such breach; and
●	certain Principal Shareholders (the “Restricted Shareholders”) agreed that (i) an aggregate of 5,000,000 ordinary shares of their Closing Payment Shares (“Restricted Closing Payment Shares”) will be non-transferable and subject to forfeiture by the Reincorporation Surviving Corporation if the Release Event does not occur within 12 months following the Closing, (ii) such Restricted Closing Payment Shares shall vest and become transferable and non-forfeitable upon the successful creation of a new gameplay coupled with a public announcement regarding release of the new gameplay, whether through the introduction of a new mobile game or updates to an existing mobile game to revamp its gameplay and commercial appeal (the “Release Event”), with the determination of whether an event is deemed a Release Event to be determined by a majority vote of the independent directors of the board of the Reincorporation Surviving Corporation in their sole discretion; and (iii) until the vesting of the Restricted Closing Payment Shares, such Restricted Closing Payment Shares shall be held in escrow in accordance with certain Share Restriction Agreements to be entered between the Purchaser and each of the Restricted Shareholders prior to the closing of the Business Combination.

The foregoing descriptions of the Merger Agreement, the First Amendment and the Second Amendment are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement, the First Amendment and the Second Amendment, respectively. Copies of the Merger Agreement, the First Amendment and the Second Amendment are further described in our Current Report on Form 8-K filed with the SEC on September 30, 2022 as Exhibits 2.1, 2.2 and 2.3, respectively, and the terms of which are incorporated by reference herein.

On September 28, 2022, MPAC’s shareholders voted in favor of the proposal to amend its memorandum and articles of association. In connection with the meeting, 3,508,994 Class A ordinary shares were tendered for redemption. On September 29, 2022, $36,343,194 was paid from the Trust Account to public shareholders for redemption of 3,508,994 Class A ordinary shares, and $224,101 was deposited into the trust account by MPAC, to extend the Combination Period from October 12, 2022 to January 12, 2023. Following such redemptions and the deposit, the amount of funds remaining in the trust account is approximately $23.4 million.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had a net loss of $370,812 which consisted of formation and operating expenses $633,462, offset by interest earned on marketable securities held in Trust Account of $256,391, change in fair value of warrant liability of $6,259.

For the nine months ended September 30, 2022, we had a net loss of $970,865 which consisted of formation and operating expenses $1,350,364, offset by interest earned on marketable securities held in Trust Account of $336,532, change in fair value of warrant liability of $42,967.

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

Following the Initial Public Offering, the sale of the Private Placement Warrants and the exercise of over-allotment option, a total of $58,075,000 was placed in the Trust Account. As of September 30, 2022, we had $442,450 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $4,120,737 in transaction costs, including $1,150,000 of underwriting fees, $2,012,500 of deferred underwriting fees and $496,269 of other offering costs and $461,968 of fair value of 57,500 representative’s ordinary shares.

For the nine months ended September 30, 2022, cash and cash equivalents used in operating activities was $1,205,276. Net loss of $970,865 was affected by noncash charges related to interest earned on marketable securities held in Trust Account of $336,532, change in fair value of warrant liability of $42,967 and cash used in operating activities of $145,088.

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

For the nine months ended September 30, 2022, we had cash of $442,450 available for working capital needs.

Our liquidity needs have been satisfied to date through receipt of $25,001 from the sale of the insider shares, advances from our sponsor and an affiliate of our sponsor in an aggregate amount of $200,000, which was cancelled in connection with the Private Placement and not outstanding as of December 31, 2021, and, following the IPO, the remaining net proceeds from our IPO and Private Placements.

On January 10, 2022, March 21, 2022, June 21, 2022, June 29, 2022 and September 30, 2022, we received loans for an aggregate of $2,684,975, from MMV.

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

In addition, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until April 12, 2023 (after three extensions and one potential extension for a quarter each since April 12, 2022, the initial expiration date) to consummate the proposed Business Combination. It is uncertain that we will be able to consummate the proposed Business Combination by this time. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 12, 2023. On August 6, 2021, we entered into a Merger Agreement, which provides for a business combination between us and MMV. We intend to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by April 12, 2023.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Pursuant to the Amendments, MMV will provide certain interest-free loans with an aggregate principal amount of $3,275,000 to us to fund any amount that may be required in order to extend the period of time available for us to consummate a business combination and for our working capital. Such loans will only become repayable upon the Closing of the Business Combination. As of September 30, 2022 we received $2,684,975 under such loan.

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

Net Loss Per Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 3,021,250 and 0 potential common shares for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021 respectively, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective because of a material in our internal control over financial reporting described below in “Changes in Internal Control over Financial Reporting.”.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Dated: November 14, 2022	MODEL PERFORMANCE ACQUISITION CORP.

	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Serena Shie
	Name:	Serena Shie
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)